Form 10-Q
period 1995-01-31
SCHEIB EARL INC
filed 1995-03-17
CIK 87196

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                          ----------------------------


      (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 1995

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                --------  ------

                          Commission file number 1-4822

                                EARL SCHEIB, INC.
                                -----------------
               (Exact name of registrant as specified in its charter)

              Delaware                                95-1759002
   -------------------------------               ------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

   8737 Wilshire Boulevard
   Beverly Hills, California                             90211-2795
   -------------------------                       -------------------
   (Address of principal                                 (Zip Code)
   executive offices)

   Registrant's telephone number, including area code:   (310) 652-4880




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---
   As of March 17, 1995 the registrant had 4,563,228 shares of its Capital Stock, $1.00 par value, issued and outstanding.

   This report contains a total of   pages.

                          PART I-FINANCIAL INFORMATION


                                 EARL SCHEIB, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    Unaudited
                                                    ---------
                                                   January 31,    April 30,
                                                      1995          1994
                                                   ----------    ---------
                                                       (000's omitted)
ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                         $  3,445       $  4,288
  RESTRICTED CASH (Note 2)                             1,000             -
  MARKETABLE SECURITIES                                   -           1,648
  INCOME TAXES REFUNDABLE                                700          1,169
  ACCOUNTS RECEIVABLE                                    326            760
  INVENTORIES (NOTE 1)                                 1,977          1,623
  PREPAID EXPENSES                                     1,624          1,816
  DEFERRED INCOME TAXES                                1,067          1,067
                                                    --------       --------
       TOTAL CURRENT ASSETS                           10,139         12,371

PROPERTY AND EQUIPMENT - NET                          14,573        19,409
ASSETS HELD FOR SALE (NOTE 6)                          4,457
OTHER, PRIMARILY CASH SURRENDER VALUE
  OF LIFE INSURANCE                                    2,644          2,346
                                                    --------       --------
                                                    $ 31,813       $ 34,126
                                                    --------       --------
                                                    --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                  $    644       $  1,079
  ACCRUED EXPENSES                                     4,956          6,872
                                                    --------       --------
         TOTAL CURRENT LIABILITIES                     5,600          7,951

DEFERRED MANAGEMENT COMPENSATION                       3,435          3,046
DEFERRED POSTRETIREMENT MEDICAL BENEFITS                 480            438
COMMITMENTS AND CONTINGENCIES (NOTES 3,4,5 and 6)

STOCKHOLDERS' EQUITY:
  CAPITAL STOCK $1 PAR - SHARES AUTHORIZED
  12,000;  ISSUED AND OUTSTANDING 4,563;               4,563          4,563
  RESERVED FOR STOCK OPTIONS 1,000 (Note 7)

  ADDITIONAL PAID-IN CAPITAL                           5,504          5,504

  RETAINED EARNINGS                                   12,231         12,624
                                                    --------       --------

         TOTAL STOCKHOLDERS' EQUITY                   22,298         22,691
                                                    --------       --------

                                                    $ 31,813       $ 34,126
                                                    --------       --------
                                                    --------       --------

                                EARL SCHEIB, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Unaudited
                                                         ---------
                                               THREE MONTHS ENDED JANUARY 31,
                                               ------------------------------
                                                   1995              1994
                                                   ----              ----
                                                 (000's omitted except for
                                                  per share and dividends)

Net Sales                                       $  7,582          $  7,462
  Cost of sales                                    7,595             7,989
                                                --------          --------


Gross Loss                                          ( 13)             (527)
  Selling and administrative expense               2,770             2,862
                                                --------          --------


Operating Loss                                    (2,783)           (3,389)
  Interest income                                     95                81
                                                --------          --------


Loss Before Income Tax Benefit                    (2,688)           (3,308)
  Income tax benefit                              (  920)           (1,141)
                                                --------          --------


Net Loss                                        $ (1,768)         $ (2,167)
                                                --------          --------
                                                --------          --------


Net Loss Per Share                              $   (.39)         $  ( .48)
                                                --------          --------
                                                --------          --------



Cash Dividends Per Share                               -          $      -
                                                --------          --------
                                                --------          --------


Shares Outstanding                                 4,563             4,563
                                                --------          --------
                                                --------          --------

                             EARL SCHEIB, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Unaudited
                                                          ---------
                                                NINE MONTHS ENDED JANUARY 31,
                                                -----------------------------
                                                   1995              1994
                                                   ----              ----
                                                   (000's omitted except for
                                                    per share and dividends)

Net Sales                                       $ 38,320          $ 35,814
  Cost of sales                                   29,669            28,356
                                                --------          --------

Gross Profit                                       8,651             7,458
  Selling and administrative expense               9,517             9,858
                                                --------          --------

Operating Loss                                    (  866)           (2,400)
  Gain on sale of real properties                    109                 -
  Interest income                                    250               228
                                                --------          --------

Loss Before Income Tax Benefit                    (  507)           (2,172)
  Income tax benefit                              (  114)           (  687)
                                                --------          --------



Net Loss                                        $   (393)         $( 1,485)
                                                --------          --------
                                                --------          --------

Net Loss Per Share                              $   (.09)         $(   .33)
                                                --------          --------
                                                --------          --------


Cash Dividends Per Share                        $      -          $    .09
                                                --------          --------
                                                --------          --------


Shares Outstanding                                 4,563             4,563
                                                --------          --------
                                                --------          --------

                               EARL SCHEIB, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents

                                                           Unaudited
                                                 NINE MONTHS ENDED JANUARY 31,
                                                 -----------------------------
                                                       1995             1994
                                                       ----             ----
                                                         (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used by operating activities           $ (  756)         $ (1,101)
                                                  --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction (investment) in marketable
    securities                                         1,648          (  362)
  Capital expenditures                              (  306)           (  955)
  Increase in cash surrender value
    of life insurance                               (  319)           (  389)
  Proceeds from sales of properties                    393                60
  Other - net                                           21                14
                                                  --------          --------

  Net cash provided by (used in) investing
    activities                                       1,437            (1,632)
                                                  --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                         -            (  411)
                                                  --------          --------

NET INCREASE(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     157            (3,144)


Cash and Cash Equivalents at beginning of year       4,288             5,358
                                                  --------          --------


Cash and Cash Equivalents at end of period        $  4,445          $  2,214
                                                  --------          --------
                                                  --------          --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Income taxes paid during the period             $    539          $    229
                                                  --------          --------
                                                  --------          --------

     The Company reclassified $524,000 in net book value for certain closed paint center properties to Assets Held For Sale during the nine month period ended January 31, 1995.

                               EARL SCHEIB, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. Results for the three and nine month periods ended January 31, 1995 are not necessarily indicative of a full year's operations, due in part to the seasonality of the Company's sales.

NOTE 1. INVENTORIES

     Inventories consist of the following:

                                        January 31,     April 30,
                                           1995           1994
                                        ----------     ----------
Finished goods                          $1,543,000     $1,407,000
Raw materials                              434,000        216,000
                                        ----------     ----------
                                        $1,977,000     $1,623,000
                                        ----------     ----------
                                        ----------     ----------

NOTE 2.  RESTRICTED CASH

     In October 1994 the Company entered into a loan agreement with its bank which required the Company to pledge a $1,000,000 money market account to the bank as collateral for the bank's renewal of a letter of credit facility, under which the bank renewed the issuance of approximately $4,737,000 in stand-by letters of credit in favor of the Company's workers compensation insurance carrier to secure the unfunded portion of estimated deferred insurance premiums. Use of this money market account was restricted through August 31, 1995. The loan agreement required the Company to maintain certain financial covenants including minimum working capital, cash and cash equivalent balances, debt to equity and tangible net worth ratios, as of January 31, 1995 the Company complied with such covenants.

      In February 1995 the Company entered into a new loan agreement with a different bank to refinance the letter of credit facility without any pledge of collateral. The new loan agreement requires the Company to maintain certain financial covenants similar, however less restrictive, to those required by the prior bank loan.


NOTE 3. LITIGATION

      The Company is one of several parties which entered into a consent decree with the United States Environmental Protection Agency ("USEPA") to clean-up a Superfund Landfill site. The Company's insurance carrier, which is insuring the Company in this matter under a reservation of rights, has reserved $455,000 under the terms of the Company's insurance coverage towards the cost of clean-up at the site. The Company has accrued an additional $397,000 liability with respect to this matter.

     The Company is one of several defendants in a lawsuit filed by a municipality which operated a landfill from the 1930's to the 1980's. The Company was one of thousands of individuals and businesses which disposed of refuse in the municipality's landfill in the normal course of business. The USEPA has identified the landfill as a Superfund site. The Company's insurance carrier is providing defense for the Company in this litigation under a reservations of rights. The Company is also one of several hundred potential defendants in three Ohio landfills. The Company has responded to information requests from the United States and State of Ohio Environmental Protection Agencies. The Company is currently unable to determine the ultimate cost of these matters at this time.

     The Company is involved in several other legal proceedings, claims and liabilities, including federal and state Occupational Safety and Health Administration matters and environmental matters, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial position of the Company.

NOTE 4.  COMMITMENTS

    The Estate of Earl A. Scheib ("Estate"), which is the owner of 1,304,384 shares of the capital stock of the Company ("Shares"), obtained a loan ("Original Loan") in the principal amount of $3,500,000 from a bank ("Original Bank") pursuant to a Credit Agreement ("Credit Agreement") to fund state and federal tax payments. The Estate executed a Stock Pledge Agreement ("Stock Pledge Agreement") with the Original Bank whereby the Estate pledged the Shares to such bank to secure the Original Loan. In the event of a default under the Credit Agreement and a foreclosure under the Stock Pledge Agreement, a change in control of the Company could result. As part of the transaction, the Company executed agreements with the Original Bank and with Estate whereby such bank had the right to "put" the Original Loan to the Company pursuant to a Put, Call and Registration Rights Agreement ("Original Put Agreement") upon a default in the Credit Agreement which included, among other things, a failure by the Company to maintain certain financial covenants including working capital, and cash and cash equivalent balances at fiscal quarter measurement dates, or should the value of the collateral pledged to the bank drop to $3.50 per share or less. Since the Credit Agreement is secured by a pledge of the Shares, if the Company acquired the Original Loan it also acquired the Shares as Security. The Company received a fee of $18,750 from the Estate during each quarter the Original Loan was outstanding. In addition, as further security, the Estate granted the Company a lien on a parcel of real property owned by the Estate which is under a contract for sale at a purchase price of $3,650,000.

     On November 16, 1994 the Original Bank notified the Company that it was exercising its "put" rights under the Put Agreement. Under the terms of the Original Put Agreement, the Company would have been obligated to purchase the Original Loan from the Original Bank on or before March 2, 1995 by payment of the amount then outstanding under the Credit Agreement ($3,564,871) as of November 16, 1994 plus accrued interest up to and through the date the Company would have purchased the Original Loan). On December 8, 1994 the Estate and the Original Bank entered into an agreement whereby the Original Bank revoked the exercise of its "put" and extended the term of the Credit Agreement, the Original Put Agreement and the Stock Pledge Agreement for one additional year subject to satisfaction of two items: (i) the Estate would make a principal reduction payment in the amount of approximately $500,000 on or before January 13, 1995 and (ii) the Company would pledge an interest bearing account in the amount of $1,500,000 to the Original Bank to secure its contingent obligation under the Original Put Agreement. On December 30, 1994 the Estate paid down the Original Loan to $3,000,000.

     On January 19, 1995, the Estate obtained a new loan ("New Loan") from a new bank ("New Bank") for $3,000,000 such amount being funded on February 16, 1995. The proceeds from the New Loan were used to pay off the Original Loan. On February 16, 1995, the Company executed a new Put Agreement ("New Put Agreement") in favor of the New Bank whose terms are substantially identical to the Original Put Agreement. However, the New Put Agreement does not require the Company to pledge any collateral in favor of the New Bank. The terms of the New Loan require the Estate to make a principal reduction payment in the amount of $1,000,000 on or before December 31, 1995 and to pay the remainder due under the New Loan on or before December 31, 1996.

NOTE 5.  CHANGE IN MANAGEMENT

     In November 1994 the Company's board of directors ("Board") elected Daniel A. Seigel as the Company's president and chief executive officer. The Board amended the Company's bylaws to increase the number of directors to no fewer than five nor more than seven. The Board subsequently appointed
Mr. Seigel to the Board and named Donald R. Scheib as chairman of the Board.


NOTE 6.  RESTRUCTURING

     The Company closed 83 non-profitable paint centers during the nine month period ended January 31, 1995 and is continuing to evaluate its auto paint center operations and management with the intent to reduce operating costs,
restructure management and focus resources on profitable operations.   The
Company expects to complete this analysis by the end of the Company's fourth quarter ending April 30, 1995. Certain of the paint centers closed are company-owned real properties and will be offered for sale. Property held for sale represents the Company owned paint centers which were closed as of January 31, 1995. Since the analysis is not yet completed the Company is currently unable to determine the ultimate net cost of restructuring or the effect on cash flow.

NOTE 7.  STOCK OPTIONS

     In August 1994 the Company's Stockholders approved two non-qualified stock option plans: one plan allows for the granting of up to 100,000 shares of the Company's capital stock to non-employee directors of the Company and a second plan allows for the granting of up to 300,000 shares of the Company's capital stock to certain full-time employees of the Company. Both plans require that the price of the shares underlying the option granted be no less than the fair market value of the shares on the date of the grant. Options vest 50% two years after the date of grant, 75% three years after the date of grant and 100% four years after the date of grant.

     In November 1994, the Company granted a stock option for 400,000 shares of the Company's capital stock to Daniel A. Seigel, subject to approval of the Company's Stockholders. The options were granted at fair market value or higher and are exercisable 50% on November 15, 1995 and an additional 12 1/2% on each of February 15, 1996; May 15, 1996; August 15, 1996 and November 1, 1996. The exercise price ranges from $5.00 to $7.00 per share depending upon the time period during which the options are exercised.

                                      Number             Option Price
Granted and Outstanding             of Shares              Per Share
- - -----------------------             ---------              ---------
Employee Plan                         174,500                 $4.50
Director Plan                          30,000              $4.50-$5.375
Daniel Seigel                         400,000              $5.00-$7.00

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Company assesses liquidity based upon its ability to provide adequate sources of funds to meet foreseeable cash requirements. The Company expects to provide sufficient funds from internal operations to meet its need for operating cash in the coming year. Due to the seasonal nature of its business, excess cash is generated during the first and second quarters which is expected to sustain operations during the winter season.

     The Company owns a substantial number of its real properties, including its corporate office and its manufacturing and warehousing facility. These real properties are free of debt and could be used as a source of additional funds if needed at a future date. The Company currently has listed for sale certain auto paint centers. Additional properties will be listed for sale as a result of the restructuring and closing of locations mentioned above. See Notes 2, 4 and 6 regarding the Company's commitments in regards to restricted cash, the Estate of Earl A. Scheib bank loan and restructuring.

     The Company used $756,000 in cash flow for operating activities during the nine month period ended January 31, 1995 compared with $1,101,000 in the 1994 period. The $345,000 improvement between this year's cash flow and last year's cash flow for operating activities resulted primarily from a $1,092,000 decrease in the net loss, a $533,000 increase in receipt of income taxes refundable, a $246,000 decrease in accounts receivable and a $222,000 decrease in prepaids, less a $866,000 decrease in accounts payable, a $404,000 decrease in accrued insurance and a $478,000 decrease in cash from all other operating activities.

     Investing activities in the nine month period ended January 31, 1995 included $306,000 in capital expenditures and a $319,000 increase in the cash surrender value of life insurance used to fund the Company's deferred compensation plan, less a $1,648,000 reduction in marketable securities, $393,000 in proceeds from sales of property and equipment. In the 1994 period, investing activities included capital expenditures of $955,000, investment in marketable securities of $362,000 and a $389,000 increase in the cash surrender value of life insurance.

     In December 1993 the Company suspended payment of cash dividends. As a result, there were no financing activities during the nine month period ended January 31, 1995 compared with dividend payments of $441,000 in the 1994 period.


RESULTS OF OPERATIONS
1995 COMPARED TO 1994

     The Company's sales are seasonal in nature because of weather conditions in many areas, and a proportionally greater share of the Company's sales and earnings have historically occurred in the first half of its fiscal year. Prolonged or extremely adverse weather conditions could have a negative impact on the Company's sales and earnings.

     At the end of the third quarter ended January 31, 1995 ("1995 Quarter") the Company operated 165 auto paint centers compared with 258 centers in the 1994 quarter, a reduction of 93 centers. Most of the centers were closed due to unprofitable operations.

     Total sales during the 1995 Quarter increased by $120,000 or 2 percent over the prior year quarter, but on a comparable paint center basis, sales increased by 19 percent. The total number of cars painted during the 1995 Quarter increased by 1 percent over the 1994 quarter but on a comparable paint center basis, car volume increased by 18 percent. The increases were primarily the result of price discounting of the Company's paint services The Company intends to continue a program of promotional pricing of its services.

     Total sales during the nine month period ended January 31, 1995 increased by $2,506,000 or 7 percent over the 1994 period, but on a comparable paint center basis, sales increased by 18 percent. The total number of cars painted in the 1995 period increased by 5 percent over the 1994 period but on a comparable paint center basis, car volume increased by 16 percent.

     Gross profit margins during the 1995 Quarter increased by 7 percent of sales over the 1994 quarter due primarily to the $631,000 or 10% of sales decrease in overhead expense resulting from the closing of 47 centers during the 1995 Quarter. Material costs increased by $138,000 or 2 percent of sales over the 1994 quarter due to the higher cost of paint formulations and increases in raw material prices. Direct labor costs increased by $99,000 or 1 percent of sales over the 1994 quarter due to additional labor required on the high volume of the more labor intensive premium paint service sales and additional labor required by the reformulated paints.

    Gross profit margins during the nine month period ended January 31, 1995 increased by 2 percent of sales over the 1994 period. Material costs increased by $734,000 or 1 percent of sales and direct labor costs increased by $1,173,000 or 2 percent of sales. Overhead expenses decreased by $595,000 or 5 percent of sales due primarily to the closure of 83 centers during the 1995 period.

     During the 1995 Quarter and nine month period ended January 31, 1995 selling and administrative expense decreased $92,000 or 2 percent of sales and $341,000 or 3 percent of sales, respectively, due primarily to the closure of centers during the periods.

     During the nine month period ended January 31, 1995 the Company realized a pre-tax gain of $109,000 from the sale of two parcels of undeveloped land. The Company currently has certain auto paint center real properties listed for sale. The difference in the effective income tax rate of 22 percent in the nine month period ended January 31, 1995 and the 32 percent rate in the 1994 period is due to state income taxes.


                   PART II - OTHER INFORMATION


ITEM  1.  LEGAL PROCEEDINGS

          Note 3.  Litigation appearing on pages 6 and 7
          in Part I is incorporated herein by reference.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a) Registrant files as Exhibit 10-(a) Material Contract, copies of an Agreement for Issuance of Letters of Credit entered into between the Registrant and Registrant's bank on February 16, 1995 and Exhibit 10-(b) Put Agreement.


          (b) The Registrant has not filed any Current Reports on Form 8-K during the quarter ended January 31, 1995.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EARL SCHEIB, INC.
                                    -----------------
                                    Registrant



March 17, 1995                      /s/ Daniel A. Seigel
- - --------------                      ----------------------------------
     Dated                          Daniel A. Seigel, President






March 17, 1995                      /s/ John K. Minnihan
- - --------------                      ----------------------------------------
     Dated                          John K. Minnihan, Vice President Finance