Form 10-K
period 1995-04-30
SCHEIB EARL INC
filed 1995-07-28
CIK 87196

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [FEE REQUIRED]

                    For the fiscal year ended April 30, 1995

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from             to

                         Commission file number 1-4822

                               EARL SCHEIB, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               95-1759002
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

        8737 WILSHIRE BOULEVARD                        90211-2795
       BEVERLY HILLS, CALIFORNIA                       (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 652-4880

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH
     Capital Stock, $1.00 Par Value                    REGISTERED
                                                American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS. YES  X   NO

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [_]

  AS OF JULY 13, 1995 THE REGISTRANT HAD 4,568,228 SHARES OF ITS CAPITAL STOCK, $1.00 PAR VALUE, ISSUED AND OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $16,632,820 (APPROXIMATELY BASED UPON THE CLOSING PRICE OF THE CAPITAL STOCK ON THE AMERICAN STOCK EXCHANGE ON SUCH DATE).

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED APRIL 30, 1995 ARE INCORPORATED INTO PART II BY REFERENCE.

  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT DATED JULY 17, 1994 FOR USE AT THE REGISTRANT'S ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED INTO PART III BY REFERENCE.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Earl Scheib, Inc., a Delaware corporation, and its subsidiaries (the "Company"), is the successor to a business founded as a sole proprietorship by Mr. Earl A. Scheib in 1937. At April 30, 1995 the Company operated 164 automobile paint centers in approximately 142 cities throughout the United States.

  In November 1994, management of the Company was reconstituted when Donald R. Scheib was appointed as Chairman of the Board and Mr. Daniel A. Seigel was employed as President and Chief Executive Officer and elected to the Company's Board of Directors. In addition, in March 1995, management was further reconstituted with the resignations of officers Albert Scheib (he is currently employed as the Company's Director of Research and Development), Richard Gariglio and Sam LaMonto. Those three officer positions were consolidated into one Executive Vice President position held by Christian Bement who had joined the Company in January 1995.

  During the fiscal year ended April 30, 1995, the Company evaluated its operations with the intent to reduce operating costs and focus resources on profitable operations. The Company closed 84 unprofitable shops located primarily in the Midwestern and Eastern United States and eliminated the executive and management personnel associated with those operations. Thirty-Two of the closed shops were located on Company owned real properties. During the fiscal year ended April 30, 1995, the Company sold three of these real properties at a net gain of $55,000. The Company recorded a pre-tax charge of $4,287,000 at April 30, 1995 as a reserve against the costs of the comprehensive restructuring plan, which included but was not exclusively related to the closing of paint shops.

SERVICES

  The Company paints vehicles on a production line basis. The vehicle is sanded to remove most chips, scratches, surface rust and oxidized paint, and is spot primed if necessary. The exposed chrome and glass areas are then masked and the vehicle is spray painted in a dust-free spray booth. In the Company's remodeled paint shops the car is then dried in a new Infrared Quartz Finish Drying System. This new drying process dries the paint from the inside to the outside by utilizing high intensity electromagnetic waves, dual infrared sensors and computer-aided temperature controls. Finally, the vehicle is detailed, which involves removing masking paper and tape, removing overspray and dressing the tires. Painting of the wheels is generally included at no additional charge. The workmanship and materials on all paint jobs are guaranteed for a period of ninety days and the paint jobs are guaranteed against fading for at least one year. The Company prices its paint jobs depending upon the color of paint selected and the number of services included.

  In connection with its painting operations, the Company also performs light body and fender repair work. Such body and fender work accounted for approximately 22% of the Company's sales during the three years ended April 30, 1995.

  The Company manufactures the paints and certain other materials utilized in the Company's business, including primers and sealers. By manufacturing its own paint and other materials, the Company is better able to ensure the quality of its products and to control product availability and cost.

RAW MATERIALS

  Most of the raw materials used by the Company in manufacturing its paint, including silicones, resins and pigments, are available from a number of sources. The Company has not encountered any major difficulty in obtaining adequate supplies of its major raw materials and does not expect to encounter any such difficulty in the foreseeable future.

  In addition, if needed, automobile paint can be obtained from other wholesale manufacturers.

SEASONALITY

  The Company's sales are seasonal in nature. Because of weather conditions in certain areas where the Company conducts its business, sales for the months of November, December, January and February are usually lower than the sales in the remaining months of the year. As a result, a proportionately greater share of the Company's sales and earnings have historically occurred in the first half of its fiscal year.

COMPETITION

  The automobile painting business in which the Company is engaged is highly competitive. The Company competes not only with other companies engaged in automobile painting utilizing techniques similar to its own, but also with thousands of individual automobile paint and body shops. Local paint and body shops generally price their services higher than those charged by the Company.

  In the field of non-franchised production line automobile painting, the Company believes that it is substantially larger than any of its competitors and that its experience, and the price of its services, will enable it to continue to compete. The Company does not consider itself to be a significant factor in the automobile body repair industry since its activities in this field are incidental to its painting operations and it rarely performs major body repair work.

RESEARCH AND DEVELOPMENT

  Although the Company is engaged in certain basic research and development to improve its existing paint products and is constantly reviewing new products developed by its suppliers and others for their applicability to the Company's operations, its research and development expenditures during the three years ended April 30, 1995 were not significant.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

  The Company's automobile painting and paint manufacturing operations are subject to federal, state and local environmental regulations in many of the areas in which it operates. The Company believes its operations comply with existing regulations in those geographic areas in which it now operates.

  The Company is currently a defendant in two lawsuits alleging discharge of toxic waste materials to landfill sites. See Item 3, "Legal Proceedings".

EMPLOYEES

  At April 30, 1995, the Company employed approximately 1,090 employees, of which 309 were sales, administrative, management or executive personnel and 781 were production personnel. Production employees are represented by the International Brotherhood of Teamsters with whom the current collective bargaining agreement became effective as of September 16, 1993 and extends through September 15, 1997. None of the Company's executive, administrative, shop management or clerical personnel are represented by a union.

ITEM 2. PROPERTIES

  As of April 30, 1995, the Company had an aggregate investment (at cost) in land and buildings of approximately $17,255,000. The Company owned approximately one-half of its operating shops which were not subject to any encumbrance as of April 30, 1995. At such date, the Company also had property held for sale in the amount of $3,642,000 (net book value). Statistics regarding the Company's principal operating facilities are listed below:

              LOCATIONS                    USE              INTEREST SQUARE FEET
              ---------                    ---              -------- -----------
      Beverly Hills, California Executive Office             Owned     10,400
      Springfield, Missouri     Manufacturing/Warehousing    Owned     30,600

  The Company secures locations for auto paint centers either by purchasing the real property through its Earl Scheib Realty Corp. subsidiary ("Realty") or by leasing the property. Many of the Company's auto paint facilities have been or are undergoing renovation and once completed should be in good operating condition and adequate for the Company's needs. Those properties not undergoing renovation are in good operating condition and adequate for the Company's needs.

  The Company currently has listed for sale 29 real properties at an aggregate sales price of $6,600,000. 9 of such real properties are currently subject to contracts for sale for an aggregate gross amount of $3,169,000.

ITEM 3. LEGAL PROCEEDINGS

  United States of America v. Acme Solvents Reclaiming, Inc., et al. ("U.S. v Acme") was filed in 1989 in the United States District Court, Northern District of Illinois, Eastern Division. The lawsuit alleges the liability of certain defendants under the United States Superfund statute for contributing to the alleged release or threatened release of toxic waste materials at a landfill site located in Winnebago County, Illinois referred to as the "Acme Solvents Site" and seeks to recover administrative costs already incurred by plaintiff (the U.S. government) in responding to the cleanup of the Acme Solvents Site and a declaratory judgment that defendants be liable for future cleanup costs at the site. Defendants joined the Company as a third-party defendant in answer to the lawsuit. In January 1992, Plaintiff filed a lawsuit styled United States of America v. AKZO Coatings, et al., ("U.S. v. AKZO") in the United States District Court, Northern District of Illinois, Eastern Division, making essentially the same allegations as in U.S. v. Acme. In January 1992, a Consent Decree was entered in the United States District Court, Northern District of Illinois, Eastern Division in U.S. v. AKZO whereby a majority of the defendants agreed to reimburse the U.S. government for past administrative costs and to continue the cleanup of the Acme Solvents Site and U.S. v. Acme was dismissed. The Company's insurance carrier, which has defended the Company in these matters under a reservation of rights, has reserved $711,000 under the terms of the Company's insurance policy to pay costs of cleanup at the site. The Company has accrued and funded this liability as at April 30, 1995.

  City of Fresno v. NL Industries, Inc., et al., was filed in 1993 in United States District Court for the Eastern District of California. The City of Fresno ("City") owned and operated a 145 acre municipal landfill (the "Fresno Landfill") from approximately 1935 to 1987. Municipal landfills of this type serve as long-term storage facilities and as natural chemical reactors. Refuse which was deposited in the Fresno Landfill by thousands of individuals and entities over the fifty-plus years of operation decomposed into landfill gases (methane, carbon dioxide, nitrogen and trace gases) and other compounds, including leachate. On or about October 4, 1989, the Environmental Protection Agency ("EPA") identified the Fresno Landfill as a superfund site. According to the City, full remediation of the site, which is expected to take many years, is expected to cost $44,000,000. The defendants contend that the remediation of the Fresno Landfill can be properly performed for less than this amount. The City filed an action against only about twenty (20) of the thousands of individuals and entities which disposed of the refuse into the Fresno Landfill, including the Company, to recover "response costs" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The defendants in the case contend that the City is responsible for 100% of the remediation costs because the City negligently owned and operated the Fresno Landfill. The City contends that, although they are liable under CERCLA, the defendants are also liable for a portion of the "response costs." Although CERCLA provides for joint and several, strict liability, the defendants have filed a motion asserting that joint and several liability is inappropriate in this case. On June 21, 1995, the City and the Company agreed to settle this case for $86,000, however, execution of a settlement agreement is pending. The Company's insurance carrier is defending the Company in this matter and has agreed to pay the settlement sum under a reservation of rights. The Company has accrued and funded this liability as atApril 30, 1995.

  The Company is involved in several other legal proceedings, claims and liabilities, including environmental matters, arising in the ordinary course of its business. It is managements' opinion that the final disposition of such matters should not have a material adverse effect on the Company's operations and/or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

  The Company's Annual Report to Stockholders for the year ended April 30, 1995 ("1995 Annual Report") is filed as Exhibit 13 to this Report on Form 10-K. The responses to Items 5, 6, 7 and 8 are contained in the 1995 Annual Report on the pages noted and are specifically incorporated herein by reference in this Report on Form 10-K. With the exception of these items, the 1995 Annual Report is not deemed filed as a part of this Report.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  "Market and Dividend Information" appearing on page 15 of the 1995 Annual Report is incorporated herein by reference and is filed as part of this Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  "Selected Financial Data" appearing on page 15 of the 1995 Annual Report is incorporated herein by reference and is filed as part of this Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 13 and 14 of the 1995 Annual Report is incorporated herein by reference and is filed as part of this Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Company together with the Report thereon of BDO Seidman, certified public accountants, appearing on pages 2 through 12 of the 1995 Annual Report are incorporated herein by reference and are filed as part of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEMS 10., 11., 12. AND 13.

  The information required by these items is contained in the Company's definitive Proxy Statement dated July 17, 1995 which relates to election of the Company's directors and which was filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and Report of Independent Auditors, appearing on pages 2 through 12 of the 1995 Annual Report, are filed as part of this Report on Form 10-K:

    For the Fiscal Years Ended April 30, 1995, 1994 and 1993:

      Consolidated Statements of Operations

      Consolidated Statements of Stockholders' Equity

      Consolidated Statements of Cash Flows

    Consolidated Balance Sheets as of April 30, 1995 and 1994

    Report of Independent Auditors

  2. FINANCIAL STATEMENT SCHEDULES

    None.

  3. EXHIBITS

    The Exhibits required to be filed hereunder are indexed on pages 8 and 9.

(B) REPORTS ON FORM 8-K

    The Company did not file any Current Reports on Form 8-K during the quarter ended April 30, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EARL SCHEIB, INC.

Date: July 26, 1995                       By /s/ Daniel A. Seigel
                                              ---------------------------------
                                          Daniel A. Seigel
                                          President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURES                          TITLE                    DATE
             ----------                          -----                    ----

      /s/ Daniel A. Seigel           President and Director          July 26, 1995
____________________________________ [Chief Executive Officer]
          Daniel A. Seigel

      /s/ Donald R. Scheib           Chairman of the Board of        July 26, 1995
____________________________________ Directors
          Donald R. Scheib

     /s/ Alexander L. Kyman          Director                        July 26, 1995
____________________________________
         Alexander L. Kyman

      /s/ Robert L. Spencer          Director                        July 26, 1995
____________________________________
         Robert L. Spencer

     /s/ Philip Wm. Colburn          Director                        July 26, 1995
____________________________________
         Philip Wm. Colburn

      /s/ Robert Wilkinson           Director                        July 26, 1995
____________________________________
          Robert Wilkinson

      /s/ John K. Minnihan           Vice President Finance and      July 26, 1995
____________________________________ Chief Financial Officer
          John K. Minnihan           [Principal Financial and
                                     Accounting Officer]

                        CONSENT OF INDEPENDENT AUDITORS

Earl Scheib, Inc.
Beverly Hills, California

  We hereby consent to the use in the Registration Statement on Form S-8, Registration Number 2-79214 and the Registration Statement on Form S-3, Registration Number 2-78953 of our report dated June 26, 1995, relating to the audit of the consolidated financial statements of Earl Scheib, Inc. and subsidiaries which are contained in and incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1995.

                                          BDO SEIDMAN

Los Angeles, California
June 26, 1995

                                 EXHIBIT INDEX

 EXHIBIT                                                                                SEQUENTIAL
 NUMBER                                   DESCRIPTION                                    PAGE NO.
 -------                                  -----------                                   ----------
 3(a)(1) Certificate of Incorporation of Earl Scheib, Inc., dated December 22, 1961, as amended, filed as Exhibit 3(a) to Registrant's Registration Statement No.
         2-21540, effective as of August 7, 1963, and hereby incorporated herein by reference.
 3(a)(2) Amendment to Certificate of Incorporation dated October 28, 1969, filed as
         Exhibit 1 to Registrant's Form 8-K Current Report for the month of October,
         1969 and hereby incorporated herein by reference.
 3(a)(3) Amendment to Certificate of Incorporation dated August 16, 1971, filed as
         Exhibit 1 to Registrant's Form 8-K Current Report for the month of August,
         1971 and hereby incorporated herein by reference.
 3(a)(4) Amendment to Certificate of Incorporation dated November 4, 1983, filed as
         Exhibit 3(a)(1) to Registrant's Form 8-K Current Report for the month of
         August, 1983 and hereby incorporated herein by reference.
 3(a)(5) Amendment to Certificate of Incorporation dated October 2, 1986, as set forth in the Proxy Statement dated July 22, 1986 and Registrant's 10-Q
         Quarterly Report for the quarter ended July 31, 1986 and hereby incorporated herein by reference.
 3(b)(1) By-Laws of Earl Scheib, Inc., dated December 27, 1961, as amended on July
         15, 1963, filed as Exhibits 3(b) and 3(c) to Registrant's Registration
         Statement No. 2-21540, effective as of August 7, 1963, and hereby incorporated herein by reference.
 3(b)(2) Amendment to By-Laws of Registrant dated November 6, 1963, filed as Exhibit
         3(c) to Registrant's Registration Statement No. 2-32868, effective as of
         October 21, 1969, and hereby incorporated herein by reference.
 3(b)(3) Amendment to By-Laws of Registrant dated May 15, 1970, filed as Exhibit 1 to
         Registrant's Form 8-K Current Report for the month of August 1970 and hereby incorporated herein by reference.
 3(b)(4) Amendment to By-laws of Registrant dated September 25, 1986, as set forth in the Proxy Statement dated July 22, 1986 and Registrant's Form 10-Q Quarterly
         Report for July 31, 1986 and hereby incorporated herein by reference.
 10(d)   Earl Scheib, Inc. 1982 Incentive Stock Option Plan, filed as Exhibit 10(d)
         to Registrant's Annual Report on Form 10-K for the fiscal year ended April
         30, 1982 and hereby incorporated herein by reference.
 10(e)   Put, Call, and Registration Rights Agreement dated as of November 16, 1993, between Registrant and Union Bank filed as Exhibit 10(e) to Registrant's
         Annual Report on Form 10-K for the fiscal year ended April 30, 1994 and hereby incorporated herein by reference.
 10(f)   Reimbursement Agreement dated as of November 16, 1993, between Registrant and Irwin R. Buchalter, as Executor of the Estate of Earl A. Scheib filed as
         Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1994 and hereby incorporated herein by reference.
 10(g)   Employment Agreement dated as of November 18, 1994 between Registrant and
         Daniel A. Seigel.
 10(h)   Stock Option Agreement dated as of November 30, 1994 between Registrant and
         Daniel A. Seigel.
 10(i)   Stock Option Agreement dated as of January 10, 1995 between Registrant and
         Christian Bement.
 10(j)   Employment Agreement dated as of March 1, 1995 between Registrant and A. J.
         Scheib.

                                 EXHIBIT INDEX

 EXHIBIT                                                                                SEQUENTIAL
 NUMBER                                   DESCRIPTION                                    PAGE NO.
 -------                                  -----------                                   ----------
 10(k)   Employment Agreement dated as of November 18, 1994 between Registrant and
         Donald R. Scheib.
 10(l)   Earl Scheib, Inc. 1994 Performance Employee Stock Option Plan, June 27,
         1994.
 10(m)   Earl Scheib, Inc. 1994 Board of Directors Stock Option Plan, June 27, 1994.
 10(n)   Agreement for Issuance of Letters of Credit dated as of February 16, 1995 between Registrant and City National Bank, filed as Exhibit 10(a) to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31,
         1995, and hereby incorporated herein by reference.
 10(o)   Put Agreement dated as of February 16, 1995 between Registrant and City
         National Bank, filed as Exhibit 10(b) on Form 10-Q for the quarter ended
         January 31, 1995, and hereby incorporated herein by reference.
 13      1995 Annual Report to Stockholders of Earl Scheib, Inc. (not deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).
 21      Subsidiaries of the Registrant filed as Exhibit 22 to Registrant's Annual
         Report on Form 10-K for the fiscal year ended April 30, 1991 and hereby incorporated herein by reference.
 23      Consent of Independent Auditors, (see page 7).
 27      Financial Data Schedule, Article 5

                       EARL SCHEIB INC. AND SUBSIDIARIES

                            AVAILABILITY OF EXHIBITS

                    The Company will furnish upon request
                  copies of the exhibits indicated on pages
                  8 and 9 of the Form 10-K at a cost of 25c per page, which is the reasonable cost to the Company in fulfilling the request.