Form 10-Q
period 1995-07-31
SCHEIB EARL INC
filed 1995-09-14
CIK 87196

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 _______________

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from: _________ to _________

                         Commission file number: 1-4822

                                EARL SCHEIB, INC.
                                -----------------
               (Exact name of registrant as specified in its charter)

Delaware                                                         95-1759002
--------                                                         ----------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification No.)

8737 Wilshire Boulevard
Beverly Hills, California                                        90211-2795
-------------------------                                        ----------
(Address of principal executive offices)                         (Zip Code)

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
                                                       Yes [ X ]   No [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 13, 1995, the registrant had 4,568,228 shares of its Capital Stock, $1.00 par value, issued and outstanding.












                                                      Total Pages:  12

                          PART I. FINANCIAL INFORMATION

                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                         (Unaudited)
                                          July 31,      April 30,
                                            1995          1995
                                      ------------  ------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                $ 3,814       $ 3,417
  Refundable income taxes                      500           990
  Accounts receivable                          201           186
  Inventories (Note 2)                       1,750         1,412
  Prepaid expenses                           1,288         1,358
  Deferred income taxes                      1,788         1,788
  Property held for sale (Note 1)            3,011         3,642
                                      ------------   -----------
     Total Current Assets                   12,352        12,793

Property and equipment - net                15,449        14,868
Other, primarily cash surrender value
  of life insurance                          1,889         1,841
                                      ------------   -----------
                                          $ 29,690      $ 29,502
                                      ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                         $ 1,052       $ 1,011
  Accrued expenses                           7,289         7,730
                                      ------------   -----------
     Total Current Liabilities               8,341         8,741

Deferred management compensation             3,458         3,340
Deferred postretirement medical benefits       268           260
Commitments and contingencies (Notes 1, 3 and 4,)

Stockholders' Equity:
  Capital stock $1 par - shares authorized
  12,000;  issued and outstanding 4,568;     4,568         4,568
  reserved for stock options 1,023

  Additional paid-in capital                 5,522         5,522

  Retained earnings                          7,533         7,071
                                      ------------   -----------

     Total Stockholders' Equity             17,623        17,161
                                      ------------   -----------

                                          $ 29,690      $ 29,502
                                      ============   ===========

                                EARL SCHEIB, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (000's omitted except for per share data)

                                     THREE MONTHS ENDED JULY 31,
                                     ---------------------------
                                           1995          1994
                                     ------------   -----------
Net sales                                 $ 12,136      $ 16,725
  Cost of sales                              9,035        11,997
                                      ------------   -----------

Gross profit                                 3,101         4,728
  Selling and administrative expense         2,770         3,493
                                      ------------   -----------

Operating income                               331         1,235
  Gain on sales of real properties             127           109
  Interest income                               24            74
                                      ------------   -----------

Income before income taxes                     482         1,418
  Income taxes                                  20           513
                                      ------------   -----------

Net income                                   $ 462         $ 905
                                      ============   ===========

Net income per share                         $ .10         $ .20
                                      ============   ===========


Shares outstanding                           4,568         4,563
                                      ============   ===========

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's omitted)

                Increase (decrease) in cash and cash equivalents

                                                   THREE MONTHS ENDED JULY 31,
                                                   ---------------------------
                                                       1995             1994
                                                   ------------    -----------
Cash Flows From Operating Activities:
  Net cash provided by operating activities               $ 518          $ 377
                                                   ------------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                   (1,048)          (137)
  Proceeds from sales of properties                         971            168
  Increase in cash surrender value
    of life insurance                                       (51)          (108)
  Other - net                                                 7             19
                                                   ------------    -----------

  Net cash used in investing activities                    (121)           (58)
                                                   ------------    -----------


Cash Flows From Financing Activities:                        --             --

Net increase in cash and
  cash equivalents                                          397            319


Cash and cash equivalents at beginning of period          3,417          4,288
                                                   ------------    -----------


Cash and cash equivalents at end of period              $ 3,814        $ 4,607
                                                   ============    ===========

Supplemental Disclosure of Cash Flow Information:

  Income taxes paid during the period                       $ 8            $ 8
                                                   ============    ===========

                                EARL SCHEIB, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The information furnished in this report reflects all adjustments which are, in the opinion of management of Earl Scheib, Inc. (the "Company"), necessary for a fair presentation of the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Results for the three month period ended July 31, 1995 are not necessarily indicative of a full year's operations due to the seasonality of the Company's business.

Note 1.  Restructuring
----------------------

     In November 1994, management of the Company was restructured with the resignation of Donald Scheib as President and Chief Executive Officer and his appointment as Chairman of the Board. Mr. Daniel Seigel was hired as President and Chief Executive Officer and elected to the Company's Board of Directors. In March 1995, management was further restructured with the resignation of the three vice presidents of operations. These three officer positions were combined into one Executive Vice President and Chief Operating Officer position held by Christian Bement, who joined the Company in January 1995.

     During the fiscal year ended April 30, 1995 ("Fiscal 1995"), the Company closed 84 unprofitable auto paint centers, located primarily in the Midwestern and Eastern United States, and eliminated certain executive and management personnel. Consequently, the financial information for the first quarter ended July 31, 1995 ("1995 First Quarter") reflects 84 fewer paint shop locations than the first quarter ended July 31, 1994 ("1994 First Quarter").

The 84 locations which were closed during Fiscal 1995 generated $4,353,000 in net sales and an operating loss of $517,000 in the 1994 First Quarter.

32 of the closed auto paint centers were company-owned real properties. During Fiscal 1995, the Company sold 3 of these properties at a net capital gain of $55,000. During the 1995 First Quarter, the Company sold an additional 6 of these properties at a net capital gain of $172,000. The net book value of the remaining 23 properties is listed in the Balance Sheet under the caption "Property Held For Sale". Any gain on the sales of these real properties will be recognized, for accounting purposes, when the properties are sold.
Subsequent to July 31, 1995, the Company sold one of the 23 real properties, a closed auto paint center located in Beverly Hills, California, at a capital gain of $1,230,000 which will be included in the Company's second quarter results.

The Company recorded a pre-tax charge of $4,287,000 at April 30, 1995 to provide for the costs associated with the restructuring plan. The type and amount of restructuring liabilities remaining at July 31, 1995 as reported in the consolidated balance sheets are as follows:

                                               Restructuring  Liabilities
                                               --------------------------

                                                 July 31,    April 30,
Closed Operations                                  1995         1995
-----------------                                ---------   --------
Lease termination costs                         $ 677,000   $ 813,000
Salaries and benefits for terminated employees    322,000     374,000
Property taxes                                    282,000     353,000
Repairs, maintenance and utilities                255,000     298,000
Warranty repairs                                  264,000     285,000
All other costs                                     9,000      48,000
                                               ----------  ----------
                                               $1,809,000  $2,171,000

Note 2. Inventories
-------------------

     Inventories consist of the following:

                      July 31,      April 30,
                       1995          1995
                    ----------    ----------
Finished goods      $1,409,000    $1,040,000
Raw materials          341,000       372,000
                    ----------    ----------
                    $1,750,000    $1,412,000
                    ==========    ==========

     The increase in finished goods inventory relates primarily to materials, other than paint, which are used in painting vehicles. These materials are purchased in bulk at various times throughout the year and will be used during the fiscal year ending April 30, 1996.

Note 3. Litigation
------------------

     The Company is one of numerous parties which entered into a consent decree with the United States Environmental Protection Agency ("US E.P.A.") to cleanup a landfill site under the United States Superfund statute. The Company's insurance carrier is representing the Company in this matter under a reservation of rights. The Company's proportionate share of the estimated cleanup cost is $711,000 which the Company recorded and funded at April 30, 1995.

     The Company is one of several defendants in a lawsuit filed by a municipality seeking contribution from the defendants for cleanup of a municipal Superfund landfill site operated by the municipality. The Company's insurance carrier is defending the Company in this matter under a reservation of rights. The parties reached a tentative settlement agreement in June 1995 pursuant to which the Company will pay $86,000 which the Company accrued as of April 30, 1995.

     The Company has been designated as a potentially responsible party by the US E.P.A. under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by certain states under applicable state laws, with respect to cleanup of hazardous substances at several landfill sites. The Company's involvement relates to its use of private or municipal rubbish services for alleged disposal of the Company's auto paint center rubbish at the landfills in the normal conduct of its business. The Company cannot predict with certainty the total costs relating to cleanup at these sites nor the Company's share of the cost. However, based upon, among other things, its previous experience with respect to its proportionate share of cleanup costs at other hazardous landfill sites, the Company accrued $150,000 at April 30, 1995 which represents its current estimate of the Company's potential liability.

     The Company is involved in several other legal proceedings, claims and liabilities including federal and state occupational safety and health administration matters and environmental matters which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these matters should not materially affect the Company's financial position.

Note 4.  Commitments
--------------------

     The Company has a loan agreement with its bank to finance a letter of credit facility under which the bank issued approximately $4,737,000 in standby letters of credit in favor of the Company's insurance carrier to secure the unfunded portion of estimated deferred workers' compensation insurance premiums. The loan agreement requires that the Company comply with certain financial covenants including maintaining minimum working capital, cash and cash equivalent balances, net worth and debt to equity ratios. The Company was in compliance with these financial covenants at July 31, 1995.

     The Estate of Earl A. Scheib ("Estate"), which, as of July 31, 1995, was the owner of 1,254,684 shares of the capital stock of the Company ("Shares") obtained a loan in November 1993 ("Original Loan") in the original principal amount of $3,500,000 from a bank ("Original Bank") pursuant to a credit agreement ("Credit Agreement") to fund state and federal tax payments. The Estate executed a Stock Pledge Agreement ("Original Stock Pledge Agreement") with the Original Bank whereby the Estate pledged its then-owned Shares to the Original Bank to secure the Original Loan. As part of the transaction, the Company executed agreements with the Original Bank and with the Estate whereby the Original Bank had the right to "put" the Original Loan to the Company pursuant to a Put, Call and Registration Rights Agreement ("Original Put Agreement") upon a default in the Credit Agreement. Since the Credit Agreement was secured by a pledge of the Shares, if the Company had acquired the Original Loan it also would have acquired the Shares as security. The Company received a fee of $18,750 from the Estate each quarter the Original Loan was outstanding. In addition, as further security, the Estate granted the Company a lien on a parcel of real property ("Real Property") owned by the Estate which is under a contract for sale at a purchase price of $3,650,000.

     On February 16, 1995, the Estate obtained a new loan ("New Loan") from a new bank ("New Bank") for $3,000,000, having previously paid $500,000 to the Original Bank. The Estate also executed a new Stock Pledge Agreement ("New Stock Pledge Agreement") in favor of the New Bank upon terms substantially identical to the Original Stock Pledge Agreement. The proceeds from the New Loan were used to pay off the amount then due under the Original Loan. Concurrent therewith, the Company executed a new Put Agreement ("New Put Agreement") in favor of the New Bank whose terms are substantially identical to the Original Put Agreement. The Estate exercised its registration rights under the Original Put Agreement and the Estate's Shares have been registered under the Securities Act of 1993, as amended. The terms of the New Loan require the Estate to make a principal reduction payment in the amount of $1,000,000 on or before December 31, 1995 and to pay the remainder due under the New Loan on or before December 31, 1996. The Estate has prepaid $250,000 to the New Bank thereby reducing the payment due on December 31, 1995 to $750,000. The Company continues to receive $18,750 from the Estate each quarter the New Loan is outstanding and maintains its lien on the Real Property.

     In the event of a default under the New Loan and a foreclosure under the New Stock Pledge Agreement, a change in control of the Company could result. The events that would trigger a default and the New Bank's right to "put" the New Loan to the Company include: (a) a failure by the Company (i) to maintain cash and cash equivalent balances at least equal to $500,000 below the amount outstanding under the New Loan, (ii) to maintain a current ratio of 1:1, a liabilities to net worth ratio of 0.70:1 and a minimum net worth of $17,000,000 and such failure not being properly cured; (b) the amount outstanding under the New Loan exceeding 63% of the market value (as quoted on the American Stock Exchange) of the Shares; or (c) a monetary default by the Estate. No events occurred during the first quarter ended July 31, 1995 which would trigger the New Bank's right to put the New Loan to the Company.

     The Company has employment agreements with certain of its executive officers and management personnel. These agreements generally continue until terminated by the employee or the Company and provide for salary continuation for a specified number of months under certain circumstances.

                                EARL SCHEIB, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company assesses liquidity based upon its ability to provide adequate sources of funds to meet foreseeable cash requirements. Due to the seasonal nature of the Company's business, cash has historically been generated during the first and second fiscal quarters which is expected to sustain operations during the winter season. The Company owns a substantial number of its real properties, including its administrative office and its manufacturing and warehousing facility. These properties are free of encumbrances and could be used as a source of additional funds if needed at a future date.

     The Company is in the process of renovating a majority of the remaining
164 operating auto paint centers. The renovations include painting, graphics, signage, installing state of the art drying ovens and, in certain locations, repairs to building roofs and parking lots. The Company estimates the approximate cost of the renovations to be between $3.5 to $4.5 million and plans to use the proceeds from sales of real properties to fund these costs. The Company had 23 real properties listed for sale at July 31, 1995 as discussed in
Note 1 to the financial statements. The majority of the renovation costs will be capitalized and depreciated over at least 5 years. The Company plans to proceed quickly with this project and during the 1995 First Quarter commenced renovation of 46 auto paint centers in California.

     The Company generated $518,000 in cash flow from operating activities during the 1995 First Quarter compared with $377,000 in the 1994 First Quarter. The $141,000 improvement between this year's cash flow and last year's cash flow from operating activities resulted from an $853,000 increase in current liabilities (primarily accrued insurance) and a $330,000 decrease in refundable income taxes, less a $443,000 decrease in net income, a $387,000 decrease in accounts receivable, a $152,000 decrease in prepaid expenses and a $60,000 net decrease in cash flow from other operating activities.

     Investing activities in the 1995 First Quarter included $1,048,000 in capital expenditures (primarily paint center renovation costs) and a $51,000 increase in the cash surrender value of life insurance, less $971,000 in proceeds from sales of real properties. In the 1994 First Quarter, investing activities included $137,000 in capital expenditures and a $108,000 increase in the cash surrender value of life insurance, less $168,000 in proceeds from sales of property and equipment.

     There were no financing activities in the 1995 First Quarter or the 1994 First Quarter.

     As discussed in Note 4 to the financial statements, the Company entered into an agreement with the Estate of Earl Scheib ("Estate") and with a bank to which the Estate is currently indebted for $2,750,000. Should the Estate or the Company default in their agreements with the bank, the bank has the right to "put" the loan to the Company. In that event, the Company would have to purchase the loan from the bank or renegotiate loan terms. It is possible that the Company would have to obtain financing to purchase part or all of the loan from the bank.


RESULTS OF OPERATIONS
1995 COMPARED TO 1994
---------------------

    As described in Note 1 to the financial statements, the Company restructured its operations during the fiscal year ended April 30, 1995. Primarily, as a result of the closure of the 84 auto paint centers, sales during the 1995 First Quarter decreased by 27 percent or $4,589,000 compared to sales in the 1994 First Quarter. On a same center basis, sales during the 1995 First Quarter decreased by 2 percent or $195,000 compared to the 1994 First Quarter.

     Gross profit margins during the 1995 First Quarter decreased by 3 percent of sales compared to the 1994 First Quarter. On a same center basis, gross profit margins decreased by 4 percent of sales or $565,000.

Same center material costs increased by 1 percent of sales or $104,000 due to higher raw material prices and less efficient usage of materials. Same center direct labor costs increased by 2 percent of sales or $201,000 due to less efficiency in meeting higher production requirements and quality standards (the Company has developed and refined an employee training program which is expected to help meet the higher anticipated production requirements and quality standards). Same center overhead expense increased by 1 percent of sales or $65,000 due primarily to higher group medical insurance costs.

     Selling and administrative expense during the 1995 First Quarter decreased by $723,000 on a total center basis compared to the 1994 First Quarter. On a same center basis, selling and administrative expense decreased by $75,000 as a result of reductions in salary expense.

     During the 1995 First Quarter the Company sold 7 real properties, including a parcel of excess land adjacent to an operating auto paint center, for a net capital gain of $127,000. Interest income decreased by $50,000 in the 1995 First Quarter due to less cash available to invest and lower rates earned. As a result of the net operating loss carryforward from the fiscal year ended April 30, 1995, federal income taxes were not provided in the 1995 First Quarter since an income tax benefit was not previously provided by the Company for the net operating loss carry forward. The Company did, however, provide for state income taxes of $20,000.


                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Note 3. Litigation appearing on page 6 in Part I is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   On August 15, 1995 the Company held its Annual Meeting of
Stockholders.

     (b)   Matters Voted Upon
           ------------------

          (i) Election of Directors:

          To Term Expiring 1996     For         Withheld
          ----------------------  --------      --------
          Donald R. Scheib        3,754,034      348,988
          Daniel A. Seigel        3,772,908      330,114
          Robert L. Spencer       3,766,778      336,244
          Philip Wm. Colburn      3,772,928      330,094
          Alexander L. Kyman      3,773,168      329,854
          Robert F. Wilkinson     3,773,168      329,854

          (ii) Amended and Restated Bylaws

     The Company proposed adoption of amended and restated Bylaws for Earl Scheib, Inc. which, among other things, expands the number of directors to a range from five to nine directors the exact number being set by resolution of the Board of Directors, eliminates stockholders' cumulative voting rights, requires directors to retire at age 76 (current directors at age 80), allows the Board of Directors to amend the Bylaws and provides for other changes in Delaware law.

          Shares Voted
          ------------
          For                3,261,301
          Against              414,718
          Abstain               13,404
          Broker non-votes     413,599

     Such Amended and Restated By-Laws were included in a Current Report on Form 8-K filed August 28, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibit 27 Financial Data Schedule, Article 5 is filed hereunder on page 12.

     (B) The Registrant did not file any Current Reports on Form 8-K during the quarter ended July 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EARL SCHEIB, INC.
                                   -----------------
                                   (Registrant)



Date: September 13, 1995           /s/ Daniel A. Seigel
                                   ---------------------------------------------
                                   Daniel A. Seigel,
                                   President


Date: September 13, 1995           /s/ John K. Minnihan
                                   ---------------------------------------------
                                   John K. Minnihan,
                                   Vice President Finance