Form 10-Q
period 1995-10-31
SCHEIB EARL INC
filed 1995-12-15
CIK 87196

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1995

                                       OR

     [___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 1-4822

                                EARL SCHEIB, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                          95-1759002
                       --------                          ----------
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)           Identification No.)

                8737 Wilshire Boulevard
               Beverly Hills, California                 90211-2795
               -------------------------                 ----------
       (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code:  (310) 652-4880


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_     No ___

     As of December 15, 1995 the registrant had 4,568,228 shares of its Capital Stock, $1.00 par value, issued and outstanding.

     This report contains a total of 13 pages.

                                     PART I
                              FINANCIAL INFORMATION

                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (000's omitted)

                                      Unaudited
                                      ---------
                                     October 31,    April 30,
                                     -----------    ---------
                                         1995          1995*
                                     -----------    ---------
Assets
------
Current Assets:
   Cash and Cash Equivalents            $  4,724    $   3,417
   Marketable Securities                     781            -
   Refundable Income Taxes                     -          990
   Accounts Receivable                       188          186
   Inventories (Note 2)                    1,589        1,412
   Prepaid Expenses                        1,304        1,358
   Deferred Income Taxes                   1,788        1,788
   Property Held For Sale (Note 1)         1,897        3,642
                                         -------      -------
     Total Current Assets                 12,271       12,793

Property and Equipment - Net              16,382       14,868
Other, Primarily Cash Surrender Value
   Of Life Insurance                       1,938        1,841
                                         -------      -------
                                         $30,591      $29,502
                                         =======      =======

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
   Accounts Payable                      $   476      $ 1,011
   Accrued Expenses                        5,981        7,730
                                         -------      -------
     Total Current Liabilities             6,457        8,741

Deferred Management Compensation           3,579        3,340
Deferred Post-Retirement Medical Benefits    275          260
Commitments and Contingencies
  (Notes 1, 3 and 4)

Stockholders' Equity:
   Capital Stock $1 Par - Shares Authorized
   12,000; Issued and Outstanding 4,568;
   Reserved For Stock Options 1,023        4,568        4,568

Additional Paid-In Capital                 5,522        5,522

Retained Earnings                         10,190        7,071
                                         -------        -----
   Total Stockholders' Equity             20,280       17,161
                                         -------       ------
                                         $30,591      $29,502
                                         =======      =======

*  Derived From Audited Financial Statements.

                                EARL SCHEIB, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
               (000's omitted except for per share and dividends)

                                                Unaudited
                                                ---------
                                           Three Months Ended
                                           -------------------
                                               October 31,
                                               -----------
                                           1995         1994
                                         -------      -------
Net Sales                                $12,537      $14,013
   Cost of sales                           8,451       10,077
                                         -------      -------

Gross Profit                               4,086        3,936
   Selling and administrative expense      3,051        3,254
                                         -------      -------

Operating Income                           1,035          682
   Gain on sales of real properties        1,669           -
   Interest income                            48           81
                                         -------      -------

Income Before Income Taxes                 2,752          763
   Income taxes (Note 5)                      95          293
                                         -------      -------

Net Income                               $ 2,657      $   470
                                         =======      =======

Net Income Per Share                     $   .58      $   .10
                                         =======      =======


Cash Dividends Per Share                       -            -
                                         =======      =======

Shares Outstanding                         4,568        4,563
                                         =======      =======


                                EARL SCHEIB, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
               (000's omitted except for per share and dividends)

                                               Unaudited
                                               ---------
                                           Six Months Ended
                                           -----------------
                                              October 31,
                                              -----------
                                          1995          1994
                                         -------      -------
Net Sales                                $24,673      $30,738
   Cost of sales                          17,486       22,074
                                         -------      -------

Gross Profit                               7,187        8,664
   Selling and administrative expense      5,821        6,747
                                         -------      -------

Operating Income                           1,366        1,917
   Gain on sales of real properties        1,796          109
   Interest income                            72          155
                                         -------      -------

Income Before Income Taxes                 3,234        2,181
   Income taxes (Note 5)                     115          806
                                         -------      -------

Net Income                               $ 3,119      $ 1,375
                                         =======      =======

Net Income Per Share                     $   .68      $   .30
                                         =======      =======


Cash Dividends Per Share                       -            -
                                         =======      =======

Shares Outstanding                         4,568        4,563
                                         =======      =======


                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                Increase (decrease) in cash and cash equivalents
                                 (000'S omitted)

                                                Unaudited
                                                ---------
                                            Six Months Ended
                                           -----------------
                                               October 31,
                                               -----------
                                           1995         1994
                                         -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating
    activities                           $  683       $1,508
                                         -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  (2,282)        (189)

   Proceeds from sales of properties      3,784           53

   Increase in cash surrender value
     of life insurance                     (781)        (216)
   Other-net                                (97)          66
                                         -------      -------

   Net cash provided by (used in) investing
     activities                             624         (286)
                                         -------      -------


NET INCREASE IN CASH AND CASH EQUIVALENTS  1,307        1,222

Cash and Cash Equivalents at beginning
  of period                                3,417        4,288
                                         -------      -------

Cash and Cash Equivalents at end
  of period                              $ 4,724      $ 5,510
                                         =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Income taxes paid during the period   $    43      $   371
                                         =======      =======


                                EARL SCHEIB, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


     The information furnished in this report reflects all adjustments which are, in the opinion of management of Earl Scheib, Inc. (the "Company"), necessary for a fair presentation of the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Results for the three and six month periods ended October 31, 1995 are not necessarily indicative of a full year's operations due to the seasonality of the Company's business.


NOTE 1.  Restructuring
----------------------

     During the fiscal year ended April 30, 1995 ("Fiscal 1995") the Company restructured its operations which included the closing of 84 unprofitable auto paint shops located primarily in the Midwestern and Eastern United States. The Company recorded a pre-tax charge of $4,287,000 at April 30, 1995 to provide for costs associated with the restructuring plan. At October 31, 1995 the amount of restructuring liabilities remaining was $1,215,000 and is included in the Balance Sheet under the caption "Accrued Expenses".

     At April 30, 1995 twenty-nine auto paint shop real properties, closed during the restructuring, were held for sale. During the six month period ended October 31, 1995 the Company sold 13 of the properties at a net capital gain of $1,851,000. The net book value of the remaining 16 properties is listed in the Balance Sheet under the caption "Property Held For Sale". Any gain on sales of these properties will be recognized for accounting purposes when the properties are sold.


NOTE 2.  Inventories
--------------------

     Inventories consist of the following:

                           October 31,      April 30,
                               1995           1995
                            ----------     ----------
Finished goods              $1,280,000     $1,040,000
Raw materials                  309,000        372,000
                            ----------      ---------
                            $1,589,000     $1,412,000
                            ==========     ==========

NOTE 3.  Litigation
-------------------

     The Company is one of numerous parties which entered into a consent decree with the United States Environmental Protection Agency ("US E.P.A.") to cleanup a landfill site under the United States Superfund statute. The Company's insurance carrier is representing the Company in this matter under a reservation of rights. The Company had accrued $711,000 as its proportionate share of the estimated cleanup cost at April 30, 1995.

     The Company was one of several defendants in a lawsuit filed by a municipality seeking contribution from the defendants for cleanup of a municipal Superfund landfill site operated by the municipality. The parties reached a settlement agreement for $86,250 in June 1995, which the Company accrued for as of April 30, 1995. On November 10, 1995 the settlement was entered and approved in the United States District Court for the Eastern District of California and the lawsuit has been dismissed as to the Company.

     The Company has been designated as a potentially responsible party by the US E.P.A. under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by certain states under applicable state laws, with respect to cleanup of hazardous substances at several landfill sites. The Company's involvement relates to alleged disposal of the Company's auto paint shop trash at landfills by private or municipal rubbish services which the Company used in the normal conduct of its business. The Company cannot predict with certainty the total costs relating to cleanup at these sites nor the Company's share of the cost. However, based upon, among other things, its previous experience with respect to its proportionate share of cleanup costs at other hazardous landfill sites, the Company accrued $150,000 at April 30, 1995 which represents its current estimate of the Company's probable liability.

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


NOTE 4.  Commitments
--------------------

     The Company has a loan agreement with its bank to finance a letter of credit facility under which the bank has issued approximately $3,491,000 in standby letters of credit in favor of the Company's insurance carrier to secure the unfunded portion of estimated deferred workers' compensation insurance premiums. The loan agreement requires that the Company comply with certain financial covenants including maintaining minimum working capital, cash and cash equivalent balances, net worth and debt to equity ratios. The Company was in full compliance with these financial covenants at October 31, 1995.

     The Estate of Earl A. Scheib ("Estate"), which, as of November 30, 1995 was the owner of 1,204,684 shares of the capital stock of the Company ("Shares") obtained a loan in November 1993 ("Original Loan") in the original principal amount of $3,500,000 from a bank ("Original Bank") pursuant to a credit agreement ("Credit Agreement") to fund its state and federal tax payments. The Estate executed a Stock Pledge Agreement ("Original Stock Pledge Agreement") with the Original Bank whereby the Estate pledged it's then owned Shares to the Original Bank to secure the Original Loan. As part of the transaction, the Company executed agreements with the Original Bank and with the Estate whereby the Original Bank had the right to "put" the Original Loan to the Company pursuant to a Put, Call and Registration Rights Agreement ("Original Put Agreement") upon a default in the Credit Agreement. The Company received a fee of $18,750 from the Estate each quarter the Original Loan was outstanding. In addition, as further security, the Estate granted the Company a lien on a parcel of real property ("Real Property") owned by the Estate which is currently under contract for sale at a purchase price of $3,650,000.

     On February 16, 1995, the Estate obtained a new loan ("New Loan") from a new bank ("New Bank") for $3,000,000, having previously paid $500,000 to the Original Bank. The Estate also executed a new Stock Pledge Agreement ("New Stock Pledge Agreement")in favor of the New Bank upon terms substantially identical to the Original Stock Pledge Agreement. The proceeds from the New Loan were used to pay off the amount then due under the Original Loan. Concurrent therewith, the Company executed a new Put Agreement ("New Put Agreement") in favor of the New Bank whose terms are substantially identical to the Original Put Agreement. The Estate exercised its registration rights under the Original Put Agreement and the Estate's Shares have been registered under the Securities Act of 1933, as amended. The terms of the New Loan require the Estate to make a principal reduction payment in the amount of $1,000,000 on or before December 31, 1995 and to pay the remainder due under the New Loan on or before December 31, 1996. The Estate has prepaid $500,000 to the New Bank thereby reducing the payment due on December 31, 1995 to $500,000. The Company continues to receive $18,750 from the Estate each quarter the New Loan is outstanding and maintains its lien on the Real Property.

     In the event of a default under the New Loan and a foreclosure under the New Stock Pledge Agreement, a change in control of the Company could result. The events that would trigger a default and the New Bank's right to "put" the New Loan to the Company include: (a) a failure by the Company (i) to maintain cash and cash equivalent balances at least equal to $500,000 less than the amount outstanding under the New Loan, (ii) to maintain a current ratio of 1:1, a liabilities to net worth ratio of 0.70:1 and a minimum net worth of $17,000,000 and such failure not being properly cured; (b) the amount outstanding under the New Loan exceeding 63% of the market value (as quoted on the American Stock Exchange) of the Shares; or (c) a monetary default by the Estate. Should a default occur, the Company would have to purchase the loan from the bank or renegotiate loan terms. It is possible that the Company would have to obtain financing to purchase all or part of the loan from the bank. No events occurred during the three and six month periods ended October 31, 1995 which would trigger the New Bank's right to put the New Loan to the Company.

     The Company has employment agreements with certain of its directors, executive officers and management personnel. These agreements generally continue until terminated by the employee or the Company and provide for salary continuation for a specified number of months under certain circumstances.


NOTE 5.  Income Taxes
---------------------

     The income tax rate for the three and six month periods ended October 31, 1995 is substantially less than the statutory tax rate due to the utilization of the available net operating loss carryforward.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company assesses liquidity based upon its ability to provide adequate sources of funds to meet foreseeable cash requirements. Due to the seasonal nature of its business, cash is generated during the first and second quarters which is expected to sustain operations during the winter season. The Company owns a substantial number of its properties, including its administrative office and its manufacturing and warehousing facility. These properties are free of encumbrances and could be used as a source of additional funds if needed at a future date.

     The Company is in the process of renovating a majority of its operating auto paint shops. The renovations include painting, graphics, signage, installing state of the art drying ovens and, in certain locations, repairs to building roofs and parking lots. The Company estimates the approximate expenditure for future renovations to be between $2.0 and $3.0 million and plans to use the proceeds from sales of real properties to fund these expenditures. The Company had 16 real properties listed for sale at October 31, 1995 as discussed in Note 1. The majority of the renovation expenditures will be capitalized and depreciated over at least 5 years. During the 1995 Second Quarter the Company completed renovation of 46 auto paint shops in California.

     The Company generated $683,000 in cash flow from operating activities during the six month period ended October 31, 1995 ("1995 Six Month Period") compared with $1,508,000 in the six month period ended October 31, 1994 ("1994 Period"). Although increased cash flow from operations would be expected due to the increase in net income, $1,796,000 of the net income resulted from capital gains on sales of properties which is included under investing activities. The balance of the decrease in cash flow from operating activities results primarily from timing of collections of accounts receivable and refundable income taxes, and payments of restructuring liabilities previously accrued.

     Finished goods inventories increased during the 1995 Six Month Period. The increase resulted primarily to materials other than paint, which are used in painting vehicles. These materials are purchased in bulk at various times throughout the year.

     Investing activities in the 1995 Six Month Period included $2,282,000 in capital expenditures (primarily paint shop renovation expenditures) a $781,000 increase in marketable securities and a $105,000 increase in the cash surrender value of life insurance. In addition, the Company received $3,784,000 in proceeds from sales of real properties which included a $1,796,000 capital gain. In the 1994 Period, investing activities included $189,000 in capital expenditures and a $216,000 increase in the cash surrender value of life insurance, offset by $53,000 in proceeds from sales of property and equipment and $66,000 in all other investing activities.


RESULTS OF OPERATIONS
1995 COMPARED TO 1994
---------------------

     On a same shop basis, sales during the three month period ended October 31, 1995 ("1995 Second Quarter") increased by 16 percent or $1,692,000 compared to the three month period ended October 31, 1994 ("1994 Quarter"). The sales increase resulted primarily from a 37 percent sales increase in the newly renovated California paint shops and from higher average unit sales prices. As discussed in Note 1, the Company restructured its operations during Fiscal
1995. Primarily as a result of the closure of auto paint shops, total sales during the 1995 Second Quarter decreased by 11 percent or $1,476,000 compared to sales in the 1994 Quarter.

     On a same shop basis, sales during the 1995 Six Month Period increased by 6 percent or $1,456,000 compared to the 1994 Period due primarily to increased sales in the California paint shops and higher average unit sales prices. Total sales during the 1995 Six Month Period decreased by 20 percent or $6,065,000 compared to the 1994 Period due primarily to the closure of auto paint shops during last year's restructuring.

     Gross profit margins during the 1995 Second Quarter increased by $150,000 or 5 percent of sales compared to the 1994 Quarter. On a same shop basis, gross profit margins during the 1995 Second Quarter increased by $802,000 or 2 percent of sales compared to the 1994 Quarter. Same shop material costs increased by 2 percent of sales due to higher material costs. Direct labor costs increased by 1 percent of sales due to Company objectives of meeting higher production and quality standards (the Company has developed an employee training program which is expected to help improve labor efficiency). Overhead expense decreased by 5 percent of sales due primarily to lower travel, indirect labor and payroll related tax expenses.

     Gross profit margins during the 1995 Six Month Period increased by 1 percent of sales compared to the 1994 Period. On a same shop basis, gross profit margins during the 1995 Six Month Period decreased by 1 percent of sales due primarily to higher costs in the first quarter of 1995. Same shop material and direct labor costs each increased by 1.5 percent of sales while overhead expense decreased by 2 percent of sales.

     Selling and administrative expense during the 1995 Second Quarter decreased by $203,000 or 6 percent compared to the 1994 Quarter due to a reduction in cost resulting from last year's restructuring. On a same shop basis, selling and administrative expense during the 1995 Second Quarter increased by $334,000 due primarily to the cost of introductory and promotional advertising of the newly renovated California paint shops.

     Selling and administrative expense during the 1995 Six Month Period decreased by $926,000 or 14 percent compared to the 1994 Period due to a reduction in cost resulting from last year's restructuring. On a same shop basis, selling and administrative expense during the 1995 Six Month Period increased by $259,000 due primarily to the cost of introductory and promotional advertising of the California paint shops.

     During the 1995 Second Quarter the Company sold eight real properties for a net capital gain of $1,669,000. During the 1995 Six Month Period the Company sold fifteen real properties for a net capital gain of $1,796,000. Interest income, generated from investments of cash in short term instruments, was lower in both the 1995 Second Quarter and the 1995 Six Month Period when compared to 1994 due primarily to less cash available to invest.

     The Company did not previously provide for an income tax benefit resulting from the net operating loss carryforward for the fiscal year ended April 30, 1995. Accordingly federal income taxes were not provided in the 1995 Six Month Period on income up to the amount of the remaining loss carryforward available. The Company did provide for state income taxes of $54,000 and federal income taxes of $61,000, primarily in the 1995 Second Quarter.


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Note 3. Litigation appearing on page 7 in Part 1 is incorporated herein by reference.


Item  6.  Exhibits and Reports on Form 8-K
------------------------------------------

     (a) Exhibit 27 Financial Data Schedule, Article 5 is filed hereunder on page 13.

     (b) The Company filed a Current Report on Form 8-K on August 25, 1995 reporting Shareholder adoption and approval of the Amended and Restated Bylaws of Earl Scheib, Inc.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EARL SCHEIB, INC.
                                   -----------------
                                   Registrant


December 15, 1995                  /s/ Daniel A. Seigel
-----------------                  ---------------------------
    Dated                          Daniel A. Seigel, President



December 15, 1995                  /s/ John K. Minnihan
-----------------                  ---------------------------
    Dated                          John K. Minnihan, Vice President Finance