Form 10-Q
period 1996-01-31
SCHEIB EARL INC
filed 1996-03-15
CIK 87196

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                 _________________

        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 1996

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

                                Yes _X_     No ___

        As of March 13, 1996 the registrant had 4,568,228 shares of its Common Stock, $1.00 par value, issued and outstanding.

        This report contains a total of 12 pages.

                                      PART I
                               FINANCIAL INFORMATION

                                 EARL SCHEIB, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       -------------------------------------
                                  (000's omitted)

                                         Unaudited
                                         ---------
                                        January 31,    April 30,
                                        -----------    ---------
                                            1996          1995*
                                        -----------    ---------
   Assets
   ------
   Current Assets:
     Cash and Cash Equivalents             $  1,346    $   3,417
     Marketable Securities                    1,317         -
     Refundable Income Taxes                      -          990
     Accounts Receivable                        235          186
     Inventories (Note 2)                     1,872        1,412
     Prepaid Expenses                         1,307        1,358
     Deferred Income Taxes                    1,788        1,788
     Property Held For Sale (Note 1)          1,446        3,642
                                           --------      -------
       Total Current Assets                   9,311       12,793

   Property and Equipment - Net              17,597       14,868
   Other, Primarily Cash Surrender Value
     Of Life Insurance                        2,003        1,841
                                            -------      -------
                                            $28,911      $29,502
                                            =======      =======

   Liabilities and Stockholders' Equity
   ------------------------------------

   Current Liabilities:
     Accounts Payable                     $   1,377      $ 1,011
     Accrued Expenses                         4,789        7,730
                                            -------      -------
       Total Current Liabilities              6,166        8,741

   Deferred Management Compensation           3,700        3,340
   Deferred Post-Retirement Medical Benefits    283          260
   Commitments and Contingencies
     (Notes 1, 3 and 4)

   Stockholders' Equity:
     Common Stock $1 Par - Shares Authorized
     12,000; Issued and Outstanding 4,568;
     Reserved For Stock Options 1,023         4,568        4,568

   Additional Paid-In Capital                 5,522        5,522

   Retained Earnings                          8,672        7,071
                                            -------        -----
     Total Stockholders' Equity              18,762       17,161
                                            -------       ------
                                            $28,911      $29,502
                                            =======      =======

   *  Derived From Audited Financial Statements.

                                 EARL SCHEIB, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  -----------------------------------------------
                  (000's omitted except for per share information)

                                                   Unaudited
                                                   ---------
                                             Three Months Ended
                                             -------------------
                                                 January 31,
                                                 -----------
                                              1996         1995
                                            -------      -------
   Net Sales                             $   7,389    $   7,582
     Cost of sales                           6,689        7,595
                                           --------     --------

   Gross Profit                                700     (     13)
     Selling and administrative expense      2,704        2,770
                                           --------     --------

   Operating Income                       (  2,004)    (  2,783)
     Gain on sales of real properties          397            -
     Interest income                            53           95
                                           --------     --------

   Loss Before Income Taxes               (  1,554)    (  2,688)
     Income tax benefit (Note 5)                36      (   920)
                                          ---------    ---------

   Net Loss                              $(  1,518)   $(  1,768)
                                         ==========    =========

   Loss Per Share                        $(    .33)   $(    .39)
                                         ==========   ==========

   Weighted Average Shares
      Outstanding                        4,568,000    4,563,000
                                         ==========   ==========


                                 EARL SCHEIB, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  -----------------------------------------------
                  (000's omitted except for per share information)

                                                   Unaudited
                                                   ---------
                                               Nine Months Ended
                                               -----------------
                                                  January 31,
                                                  -----------
                                             1996          1995
                                            -------      -------
   Net Sales                              $ 32,062    $  38,320
     Cost of sales                          24,175       29,669
                                           --------     --------

   Gross Profit                              7,887        8,651
     Selling and administrative expense      8,525        9,517
                                           --------     --------

   Operating Income                        (   638)    (    866)
     Gain on sales of real properties        2,193          109
     Interest income                           125          250
                                           --------     --------

   Income (Loss) Before Income Taxes         1,680     (    507)
     Income taxes (benefit) (Note 5)            79     (    114)
                                          ---------    ---------

   Net Income (Loss)                      $  1,601    $(    393)
                                          =========    =========

   Earnings (Loss) Per Share             $     .34     $(  0.09)
                                          =========    =========

   Weighted Average Shares
      Outstanding                        4,568,000    4,563,000
                                         ==========   ==========


                              EARL SCHEIB, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -----------------------------------------------
                 Increase (decrease) in cash and cash equivalents
                                  (000'S omitted)

                                                   Unaudited
                                                   ---------
                                              Nine Months Ended
                                              -----------------
                                                  January 31,
                                                  -----------
                                              1996         1995
                                            -------      -------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash used in operating
       activities                         $ (1,413)     $  (756)
                                            -------      -------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                   (3,817)        (306)

     Proceeds from disposals of
       properties held for sale              4,638          393

     Reduction (investment) in
      marketable securities                 (1,317)       1,648

     Increase in cash surrender value
       of life insurance                    (  159)      (  319)

     Other-net                              (    3)          21
                                            -------      -------

     Net cash provided by (used in) investing
       activities                           (  658)       1,437
                                            -------      -------


   NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                    (2,071)         157

   Cash and Cash Equivalents at beginning
     of period                               3,417        4,288
                                            -------      -------

   Cash and Cash Equivalents at end
     of period                             $ 1,346      $ 4,445
                                           ========     ========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Income taxes paid during the period   $    51      $   539
                                           ========     ========


     The Company reclassified $524,000 in net book value for certain closed paint center properties to Assets Held For Sale during the nine months period ended January 31, 1995.

                                 EARL SCHEIB, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               ----------------------------------------------------


        The information furnished in this report reflects all adjustments which are, in the opinion of management of Earl Scheib, Inc. (the "Company"), necessary for a fair presentation of the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Results for the three and nine month periods ended January 31, 1996 are not necessarily indicative of a full year's operations due to the seasonality of the Company's business.

        It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended April 30, 1995 and the notes thereto included in the Company's Form 10-K.


   NOTE 1.  Restructuring
   ----------------------

        During the fiscal year ended April 30, 1995 ("Fiscal 1995") the Company restructured its operations and closed 84 unprofitable auto paint shops located primarily in the Midwest and Eastern United States. The Company recorded a pre-tax charge of $4,287,000 at April 30, 1995 to provide for costs associated with the restructuring plan. At January 31, 1996 the amount of restructuring liabilities remaining was $806,000 and is included in the Balance Sheet under the caption "Accrued Expenses".

        At April 30, 1995 twenty-nine auto paint shop real properties, closed during the restructuring, were held for sale. During the nine month period ended January 31, 1996 the Company sold 16 of the properties at a net capital gain of $1,916,000. The net book value of the remaining properties is listed in the Balance Sheet under the caption "Property Held For Sale". Any gain on sales of these properties will be recognized for accounting purposes when the properties are sold.


   NOTE 2.  Inventories
   --------------------

        Inventories consist of the following:

                              January 31,      April 30,
                                  1996           1995
                               ----------     ----------
   Finished goods              $1,431,000     $1,040,000
   Raw materials                  441,000        372,000
                               ----------      ---------
                               $1,872,000     $1,412,000
                               ==========     ==========

   NOTE 3. Litigation
   ------------------

        The Company is one of numerous parties which entered into a consent decree with the United States Environmental Protection Agency ("US E.P.A.") to cleanup a landfill site under the United States Superfund statute. The Company's insurance carrier is representing the Company in this matter under a reservation of rights. The Company accrued $711,000 as its proportionate share of the estimated cleanup cost as of April 30, 1995.

        The Company was designated as a potentially responsible party by the US E.P.A. under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by certain states under applicable state laws, with respect to cleanup of hazardous substances at several landfill sites. The Company's involvement relates to alleged disposal of the Company's auto paint shop trash at landfills by private or municipal rubbish services which the Company used in the normal conduct of its business. The Company cannot predict with certainty the total costs relating to cleanup at these sites nor the Company's share of the cost. However, based upon, among other things, its previous experience with respect to its proportionate share of cleanup costs at other hazardous landfill sites, the Company accrued $150,000 at April 30, 1995 which represents its estimate of the Company's probable liability.

        In the quarterly report for the period ended October 31, 1995 the Company reported settlement of a municipal Superfund landfill site in the amount of $86,250.

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

   NOTE 4.  Commitments
   --------------------

        The Company has a loan agreement with its bank to finance a letter of credit facility under which the bank has issued approximately $3,491,000 in standby letters of credit in favor of the Company's insurance carrier to secure the unfunded portion of estimated deferred workers' compensation insurance premiums. The loan agreement requires that the Company comply with certain financial covenants including maintaining minimum working capital, cash and cash equivalent balances, net worth and debt to equity ratios. The Company was in compliance with these financial covenants at January 31, 1996. See Note 6 for Subsequent Event.

        The Estate of Earl A. Scheib ("Estate"), which, as of February 7, 1996 was the owner of 1,184,684 shares of the capital stock of the Company ("Shares") obtained a loan in November 1993 ("Original Loan") in the original principal amount of $3,500,000 from a bank ("Original Bank") pursuant to a credit agreement ("Credit Agreement") to fund state and federal tax payments. The Estate executed a Stock Pledge Agreement ("Original Stock Pledge Agreement") with the Original Bank whereby the Estate pledged its then owned Shares to the Original Bank to secure the Original Loan. As part of the transaction, the Company executed agreements with the Original Bank and with the Estate whereby the Original Bank had the right to "put" the Original Loan to the Company pursuant to a Put, Call and Registration Rights Agreement ("Original Put Agreement") upon a default in the Credit Agreement. The Company received a fee of $18,750 from the Estate each quarter the Original Loan was outstanding. In addition, as further security, the Estate granted the Company a lien on a parcel of real property ("Real Property") owned by the Estate which is under contract for sale at a purchase price of $3,650,000.

        On February 16, 1995, the Estate obtained a new loan ("New Loan") from a new bank ("New Bank") for $3,000,000, having previously paid $500,000 to the Original Bank. The Estate also executed a new Stock Pledge Agreement ("New Stock Pledge Agreement")in favor of the New Bank upon terms substantially identical to the Original Stock Pledge Agreement. The proceeds from the New Loan were used to pay off the amount then due under the Original Loan. Concurrent therewith, the Company executed a new Put Agreement ("New Put Agreement") in favor of the New Bank whose terms are substantially identical to the Original Put Agreement. The Estate exercised its registration rights under the Original Put Agreement and the Estate's Shares have been registered under the Securities Act of 1933, as amended. The Estate made a series of principal reduction payments in the aggregate amount of $600,000 on or before December 26, 1995 and must pay approximately $651,000 on or before June 30, 1996 with the remainder due under the New Loan on or before December 31, 1996. The Estate has prepaid approximately $112,000 to the New Bank thereby reducing the payment due on June 30, 1996 to approximately $539,000. The Company currently receives $15,000 from the Estate each quarter the New Loan is outstanding and maintains its lien on the Real Property.


        In the event of a default under the New Loan and a foreclosure under the New Stock Pledge Agreement, a change in control of the Company could result. The events that would have triggered a default and the New Bank's right to "put" the New Loan to the Company include: (a) a failure by the Company (i) to maintain cash and cash equivalent and marketable securities balances at least equal to $500,000 less than the amount outstanding under the New Loan,
   (ii) to maintain a current ratio of 1:1, a liabilities to net worth ratio of not more than 0.70:1 and a minimum net worth of $17,000,000 and such failure not being properly cured; (b) the amount outstanding under the New Loan exceeding 63% of the market value (as quoted on the American Stock Exchange) of the Shares; or (c) a monetary default by the Estate. Should a default occur, the Company may be required to purchase the New Loan from the New Bank
   or renegotiate loan terms.   It is possible  that the Company  would have to
   obtain financing to purchase all or part of the New Loan from the New Bank. No events occurred during the three and nine month periods ended January 31, 1996 which would trigger the New Bank's right to put the New Loan to the Company.

        In March, 1996 the Company reached agreement with the New Bank to reduce the cash and cash equivalent marketable balance requirement at April 30, 1996 and permanently eliminated all of the other financial covenants (See Note 6).

        The Company has employment agreements with certain of its directors, executive officers and management personnel. These agreements generally continue until terminated by the employee or the Company and provide for salary continuation for a specified number of months under certain circumstances.

   NOTE 5.  INCOME TAXES
   ---------------------

        The income tax rate for the three and nine month periods ended January 31, 1996 is substantially less than the statutory tax rate due to the utilization of the available net operating loss carryforward.

   NOTE 6.  SUBSEQUENT EVENT
   -------------------------

        In March, 1996 the Company reached agreement with its new Bank to reduce the cash and cash equivalent and marketable securities balance requirement at April 30, 1996 and permanently eliminated all of the other financial covenants described in Note 4.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
        -----------------------------------------------------------


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

        The Company assesses liquidity based upon its ability to provide adequate sources of funds to meet foreseeable cash requirements. Due to the seasonal nature of its business, cash is generated during the first and second quarters of the Company's fiscal year which is expected to sustain operations during the winter season. The Company owns a substantial number of its properties, including its administrative office and its manufacturing and warehousing facility. These properties are free of encumbrances and could be used as a source of additional funds if needed at a future date.

        The Company has completed all or most of the renovations in a majority of its auto paint shops, including approximately 80 shops which will be ready for introductory promotions in March 1996. The renovations include painting, graphics, signage, installing state of the art drying ovens and, in certain locations, repairs to building roofs and parking lots. The majority of the renovation expenditures will be capitalized and depreciated over at least 5 years. The Company had 20 real properties for sale at January 31, 1996.

        The Company used $1,413,000 in cash flow from operating activities during the nine month period ended January 31, 1996 ("1996 Nine Month Period") compared with $756,000 in the nine month period ended January 31, 1995 ("1995 Period"). Although an increase in cash flow from operations would be expected due to the increase in net income, $2,193,000 of the 1996 net income resulted from capital gains on sales of properties which is included under investing activities. The balance of the decrease in cash flow from operating activities results primarily from an increase in inventory and a net reduction in current liabilities, primarily restructuring liabilities from Fiscal 1995.

        The Company produced a number of "New" 1996 color paints and a new product called UV Supergloss Sunscreen during the 1996 Third Quarter. As a result, raw material and finished goods inventories increased during the 1996 Nine Month Period.

        Investing activities in the 1996 Nine Month Period included $3,817,000 in capital expenditures (primarily for paint shop renovations) a $1,317,000 increase in marketable securities and a $159,000 increase in the cash surrender value of life insurance. In addition, the Company received $4,638,000 in proceeds from sales of real properties. In the 1995 Period, investing activities included $306,000 in capital expenditures and a $319,000 increase in the cash surrender value of life insurance, offset by $393,000 in proceeds from sales of property and equipment and a $1,648,000 reduction in marketable securities.

   RESULTS OF OPERATIONS
   1996 COMPARED TO 1995
   ---------------------

   Sales
   -----

         On a same shop basis, sales increased by 24 percent ($1,260,000) in the three month period ended January 31, 1996 ("1996 Third Quarter") compared to the three month period ended January 31, 1995 ("1995 Quarter"). This increase was the result of new product offerings, improvement in promotional pricing, better shop operations and an increase in sales volume in the recently renovated California paint shops. Same shop sales increased by 9 percent ($2,648,000) in the 1996 Nine Month Period for the same reasons.

        The strong sales increases realized in the 1996 Third Quarter have continued into February and March 1996. In addition, between March and May 1996 the Company intends to promote the introduction of 80 newly renovated paint shops across the nation, which the Company expects will increase sales even more strongly.

        As discussed in Note 1, the Company closed 84 unprofitable auto paint shops in Fiscal 1995 which represented 34 percent of the chain. Total shop sales in the 1996 Third Quarter decreased by only 3 percent ($193,000)
   compared to the 1995 Quarter. For the 1996 Nine Month Period, sales decreased by $6,258,000 or 16 percent compared to the 1995 Period due to the 34 percent decrease in shops and weak sales during the first quarter of the current fiscal year.


   Gross Profit Margins
   --------------------

         Same shop gross profit margins increased by $801,000 or 15 percent in the 1996 Third Quarter compared to the 1995 Quarter due primarily to the 24 percent increase in sales. Same shops gross profit margins in the 1996 Nine Month Period increased by $932,000 or 1 percent of sales compared to the 1995 Period. The Company developed and has implemented an employee training program to further improve shop efficiency and profit margins.

         Total shop gross profit margins increased by $711,000 or 12 percent of sales in the 1996 Third Quarter compared to the 1995 Quarter due primarily to the reduction in fixed overhead expense resulting from shop closings. Total shop gross profit margins decreased by $766,000 or 2 percent of sales in the 1996 Nine Month Period compared to the 1995 Period due primarily to the 16 percent decrease in sales resulting from shop closings in Fiscal 1995.


   Selling and Administrative Expense
   ----------------------------------

         Same shop selling and administrative expense decreased by 7 percent of sales in the 1996 Third Quarter compared to the 1995 Quarter due to the 24 percent sales increase achieved in the 1996 Third Quarter. In the 1996 Nine Month Period, selling and administrative expense increased by $401,000 compared to the 1995 Period due primarily to the cost of introduction and promotional advertising of the newly renovated shops ($644,000) which was partially offset by a decrease ($221,000) in professional fees for legal, accounting and marketing consulting.

         Total shop selling and administrative expense was $66,000 lower in the 1996 Third Quarter compared to the 1995 Quarter, and was $992,000 lower in the 1996 Nine Month Period compared to the 1995 Period. Decreases in expense in the 1996 Nine Month Period included advertising ($360,000), salaries and related payroll taxes ($214,000) and professional services ($278,000), and resulted primarily from the Fiscal 1995 shop closings and management reorganization.

         During the 1996 Third Quarter, the Company sold 4 real properties for a net capital gain of $397,000. Three of those properties were closed in the Fiscal 1995 restructuring. In the 1996 Nine Month Period, the Company sold 19 real properties, for a net capital gain of $2,193,000. Sixteen of those properties were closed in the Fiscal 1995 restructuring.

        Interest income, generated from investments of cash in short term instruments, was lower in both the 1996 Third Quarter and the 1996 Nine Month Period when compared to 1995 due primarily to less cash available for investment.

        The Company did not previously provide for an income tax benefit resulting from the net operating loss carryforward for the fiscal year ended April 30, 1995. Accordingly, federal income taxes were not provided in the 1996 Nine Month Period on income up to the amount of the remaining loss carryforward available. The Company did provide for state income taxes of $79,000.

   "Safe Harbor" Statement under the Private
   Securities Litigation Reform Act of 1995
   ----------------------------------------

        The statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products and services and pricing, capacity and supply constraints or difficulties, the impact of the renovation of a majority of the Company's remaining operating paint shops, the impact of advertising and promotional activities and the effect of the Company's accounting policies.

                            PART II. OTHER INFORMATION


   Item  1.  Legal Proceedings
   --------  -----------------

     Note 3.  Litigation appearing on page 7 in Part 1 is incorporated herein by reference.



   Item  6. Exhibits and Reports on Form 8-K
   -------  ---------------------------------


         (a)  Exhibit  27 Financial Data Schedule, Article 5  is filed herein.


         (b) The Company has not filed any Current Reports on Form 8-K during the Quarter ended January 31, 1996.


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EARL SCHEIB, INC.
                                      -----------------
                                      Registrant


   March 15, 1996                     /s/ Daniel A. Seigel
   ---------------                    ---------------------------
       Dated                          Daniel A. Seigel, President



   March 15, 1996                     /s/ John K. Minnihan
   ---------------                    ---------------------------
       Dated                          John K. Minnihan, Vice President Finance