Form 10-K405
period 1996-04-30
SCHEIB EARL INC
filed 1996-07-30
CIK 87196

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-4822

                               EARL SCHEIB, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-1759002
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
           8737 WILSHIRE BOULEVARD
          BEVERLY HILLS, CALIFORNIA                             90211-2795
            (ADDRESS OF PRINCIPAL                               (ZIP CODE)
              EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 652-4880

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
- --------------------------------------------------------------------------------------------
        Capital Stock, $1.00 Par Value                   American Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

     As of July 22, 1996 the registrant had 4,568,228 shares of its Capital Stock, $1.00 par value, issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was $24,843,012 (approximately based upon the closing price of the Capital Stock on the American Stock Exchange on such date).

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended April 30, 1996 are incorporated into Part II by reference.

     Portions of the registrant's Proxy Statement dated July 26, 1996 for use at the registrant's annual meeting of shareholders are incorporated into Part III by reference.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Earl Scheib, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company") is celebrating its 60th year in business as the successor to a business founded as a sole proprietorship by Earl
A. Scheib in 1937. The Company's principal executive offices are located at 8737 Wilshire Boulevard, Beverly Hills, California 90211. The Company maintains personnel, systems, advertising, real estate and accounting functions at its principal executive offices. See ITEM 2. "PROPERTIES."

     At April 30, 1996, the Company operated a chain of 160 automobile production paint and body shops which specialize in repainting automobiles and performing body repairs other than major collision repair. The Company also offers at various shops the replacement of car body parts using new, used and after-market parts, glass replacement as well as factory style pinstriping, molding and vinyl top replacement. Auto painting operations represent approximately 93% of the Company's business. All of the Company's sales take place in either cash or credit cards.

     The Company's shops operate under the name of the New Earl Scheib Paint and Body Shop. The Company's shops are located in 136 cities throughout the United States with 45 shops in California, 24 shops in the Western United States (excluding California), 63 shops in the Midwestern United States and 28 shops in the Eastern United States.

RESTRUCTURING

     In November, 1994, management of the Company was reconstituted when Donald
R. Scheib was appointed as Chairman of the Board and Daniel A. Seigel was employed as President and Chief Executive Officer and elected to the Company's Board of Directors. In March 1995, management was further reconstituted with the resignation of officers Albert Scheib (who is currently employed as the Company's Director of Research and Development), Richard Gariglio and Sam LaMonto. Those three officers' positions were consolidated into one Executive Vice President position held by Christian K. Bement who joined the Company in January, 1995.

     During the fiscal year ended April 30, 1995, ("fiscal 1995") the Company evaluated its operations and developed a comprehensive restructuring plan with the intent to reduce operating expenses and to focus its resources on profitable operations. As part of this plan the Company closed 84 unprofitable shops located primarily in the Midwestern and Eastern United States and eliminated the executive, office and shop personnel associated with those operations. The Company recorded a pre-tax charge of $4,287,000 in fiscal 1995 for costs associated with the restructuring plan which included, but was not exclusively related to, the closing of the unprofitable paint shops.

     Thirty-two of the shops closed in the Company's restructuring were located on real estate owned by the Company. During fiscal 1995 the Company sold 3 of these real estate parcels for a net gain of $55,000.

     During the fiscal year ended April 30, 1996, ("fiscal 1996") the Company renovated and converted 137 of its shops to the New Earl Scheib Paint and Body Shops (the "New Shops"). Conversion to a New Shop included new paint and graphics, new exterior signage, a new customer information center and the installation of a new Infrared Quartz Finish Drying System to dry the paint on the car. New Shop conversions occurred in California during the first quarter of fiscal 1996. Because of the significant comparable shop-for-shop sales increases in the California New Shop remodels (New Shop remodels experienced a 37% comparable shop-for-shop sales increase during the period from August 1, 1995, through April 30, 1996) a decision was made to remodel a majority of the Company's shops to New Shops. The Company is currently evaluating if the remaining 23 shops will be converted to the New Shop format.

     The cost of converting shops to New Shops during fiscal 1996 was approximately $4.6 million which was financed from the sale of 22 Company owned properties (which had previously been occupied by unprofitable paint and body shops closed during the restructuring) and from internal cashflow.

     The Company also restructured its operational management organization in fiscal 1996. The position of Production and Operation Manager, whose responsibility was to directly supervise the shop manager, was eliminated, and the number of Division Managers was increased from 12 to 17 positions. In addition, a new Assistant Division Manager position was created. The restructuring resulted in the Division Managers supervising fewer shops which should improve the quality of the shop supervision and enable the shop managers to directly benefit from the Division Managers' years of experience. The Company expects that the creation of the smaller divisions with fewer shops will improve sales and decrease expenses.

SERVICES

     The Company currently offers three paint packages which range in price based upon the color of the paint, number of coats of paint, additional services and length of warranty provided in each package. Customers may also purchase options to the package such as spot-priming, the Company's UV Supergloss, Starfire paint colors and new 1996 paint colors ("the 1996 Colors") for an additional cost.

     The Company paints vehicles on a production line basis. The vehicle is sanded to remove most chips, scratches, surface rust and oxidized paint. The vehicle is then air-blown using a high pressured air hose to remove excess dust. The exposed chrome and glass areas are masked and the vehicle is spray painted in a dust-free spray booth. In the Company's New Shops, the vehicle is then dried in an Infrared Quartz Finish Drying System. This new drying process dries the paint by quartz infrared waves increasing the metal temperature just enough to heat the paint such that the paint on the vehicle dries from the inside next to the metal to the outside. The quartz heat tubes utilize high intensity electromagnetic waves to heat the metal and are controlled by infrared sensors and computer aided temperature controls. Finally, the vehicle is detailed, which involves removing the masking paper and tape, removing overspray and reinstalling any accessories removed during the painting process.

     In connection with its painting operations, the Company also performs, for an additional cost, body and fender repair work. Such body and fender work accounted for approximately 25%, 22% and 22% of the Company's sales during fiscal 1996, fiscal 1995 and fiscal 1994, respectively.

     During fiscal 1996, the Company introduced a new Company developed product called UV Supergloss. This new product is sold as an additive to two of the Company's paint packages. The UV Supergloss provides the car with a brighter shine and is designed to protect the paint from the harmful effects of Ultraviolet rays. By the end of fiscal 1996, the Company was selling the UV Supergloss to approximately 50% of the customers purchasing eligible paint jobs.

     During the fourth quarter of fiscal 1996, the Company introduced 13 new and updated 1996 Colors. These modern colors were based upon the earth's natural hues and tones taken from satellite images of the earth from space. The 1996 Colors are in response to consumer demand for certain colors ranging from non-metallic greens and reds to metallic shades of purple and blue. The 1996 Colors are available to the Company's customers for an additional charge.

RAW MATERIALS

     Most of the raw materials used by the Company in manufacturing its paint, including silicones, resins and pigments, are available from a number of sources. A majority of such raw materials are provided to the Company by a variety of wholesale chemical companies. The Company has not encountered any major difficulty in obtaining adequate supplies of its major raw materials and does not expect to encounter any such difficulty in the foreseeable future.

     By manufacturing its own paint and paint related products, including primers and sealers, the Company is better able to ensure the quality of its products and to control product availability and cost. However, if necessary, automobile paint can be obtained from other wholesale manufacturers.

SEASONALITY

     The Company's sales are seasonal in nature. Because of weather conditions sales for the months of November, December, January and February are usually lower than the sales in the remaining months of the year. As a result, a proportionately greater share of the Company's sales and earnings have historically occurred in the first half of its fiscal year.

COMPETITION

     The automobile painting business in which the Company is engaged is highly competitive primarily due to the relative ease of entry into the industry. The Company competes not only with nationally and regionally based companies engaged in production style automobile painting utilizing techniques similar to its own, but also with thousands of individual automobile paint and body shops. Both types of competitors generally price their services higher than those charged by the Company.

     In the field of non-franchised production line automobile painting, the Company believes that it is substantially larger than any of its competitors and that its experience, and the reasonable prices of its services, will enable it to continue to effectively compete. The Company expects that its recent shop renovations and operational restructuring along with its increased emphasis on developing new products will enable it to compete more effectively than it currently does.

RESEARCH AND DEVELOPMENT

     The Company is engaged in certain research and development to improve its existing paint products, update product lines and develop new products which can be introduced to the shops without significant cost or training such as the UV Supergloss and the 1996 Colors. The Company constantly reviews new products and techniques developed by its suppliers and others in its and related industries for their applicability to the Company's operations. Although the Company's research and development costs are increasing to accomplish these objectives, such expenditures during the three years ended April 30, 1996 were not significant.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     The Company's automobile painting and paint manufacturing operations are subject to federal, state and local environmental regulations in many of the areas in which it operates. The Company believes its operations substantially comply with existing regulations in those geographic areas in which it now operates. The Company, since it manufactures its owns products, has the ability to modify and/or develop paint and paint related product formulations to reasonably ensure continued compliance with new and changing environmental regulations.

     The Company is currently a party to a consent decree for the clean-up of a landfill. See ITEM 3, "LEGAL PROCEEDINGS".

EMPLOYEES

     At April 30, 1996, the Company employed approximately 1,100 employees, of which 300 were sales, administrative, management or executive personnel and 800 were production personnel. Production employees are represented by the International Brotherhood of Teamsters with whom the current collective bargaining agreement became effective as of September 16, 1993 and extends through September 15, 1997. None of the Company's executive, administrative, shop management or clerical personnel are represented by a union. Management believes its employee relations are generally good.

     During fiscal 1996, the Company strengthened its executive management team with the addition of John D. Branch as Senior Vice President and Chief Financial Officer and David I. Sunkin as Vice President and General Counsel.

ITEM 2. PROPERTIES

     The Company owns the land and buildings occupied by 74 of the Company's operating shops as of April 30, 1996. The remainder of the Company's 160 operating shops at the end of fiscal 1996 were leased from outside third parties. The 160 shops are located in 136 cities in 31 states.

     During fiscal 1996 the Company closed 8 shops and opened 4 shops. Two of the shops opened in fiscal 1996 had been previously closed in fiscal 1995. Of the four shops opened in fiscal 1996, one shop was in New York, one shop was in Missouri and two shops were in Texas. The Company closed 84 shops during its restructuring in 1995. In fiscal 1994 the Company opened 5 new shops and closed 17 shops.

     Leases for shop premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on leases for the Company's shops (excluding unexercised options) range from 1 to 11 years. All of the leases have fixed rentals with no additional rents based upon shop sales. Many leases also require the Company to pay all or a portion of the real estate taxes, insurance charges and maintenance expenses relating to the leased premises. The Company does not maintain earthquake insurance for its shops.

     The Company secures sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites that may be owned by the Company or sold and leased back by the Company under sale-and-leaseback arrangements. In many cases, the Company is able to lease or sublease existing buildings that have been previously used for other purposes, such as automobile repair shops. These sites must be suitable for the Company's needs, at a lease rate that is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new shops, the Company generally makes capital investments and incurs expenditures (excluding expenditures to purchase land, buildings or leasehold interest) of less than $75,000. These costs consist of paint and supply inventories, fixtures, equipment, signs and pre-opening expense.

     The majority of the Company's stores are in stand alone sites on main streets and have adjacent parking facilities. Store hours are generally from 7:30 a.m. to 6:00 p.m. Monday through Friday and 8:00 a.m. to 12:00 p.m. on Saturday. Particular location schedules may vary slightly. The Company's shops are generally 7,000 square feet with existing shops ranging in size from approximately 5,000 square feet to approximately 12,000 square feet.

     As of April 30, 1996, the Company had 20 parcels of real estate it was attempting to sell. The majority of these properties were under sales contracts as April 30, 1996. If all of the sales close in fiscal 1997 (which management believes will happen), then the Company should receive approximately $2.9 million in cash. The properties have a net book value at April 30, 1996, of approximately $2.2 million which consists of $1.1 million shown in the financial statements as Property held for sale (shops closed in fiscal 1995) and $1.1 million in Property and equipment, net (other shops for sale).

     The Company owns its corporate offices, located at 8737 Wilshire Boulevard, Beverly Hills, California 90211. The facility has three floors and approximately 10,500 square feet of office space. In addition, the Company owns a manufacturing and warehousing facility in Springfield, Missouri. The Company manufactures and warehouses paint (and warehouses other supplies) in this facility until needed by the Company's shops. This facility occupies approximately 30,600 square feet.

     The Company believes its properties are in good operating condition. As of April 30, 1996, all of the Company's properties were free of loan encumbrances.

ITEM 3. LEGAL PROCEEDINGS

     In January, 1992, a Consent Decree was entered in a case entitled United States of America v. AKZO Coatings, et al., in the United States District Court, Northern District of Illinois, Eastern Division whereby a majority of the defendants in the case, which arose under the United States Superfund statute for contributing to the alleged release or threatened release of toxic waste material at a landfill located in Winnebago, Illinois, including the Company, agreed to reimburse the U.S. government for past administrative costs and to continue the cleanup of the landfill. The Company's insurance carrier, which has defended the Company in this matter under a reservation of rights, has reserved $711,000 under the terms of the Company's insurance policy to pay the costs of cleanup at the site. The Company has accrued and funded this liability.

     The Company is involved in several other legal proceedings, claims and liabilities, including environmental matters, arising in the ordinary course of its business. It is managements' opinion that the final disposition of such matters should not have a material adverse effect on the Company's operations and/or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

     The Company's Annual Report to Shareholders for the year ended April 30, 1996 ("1996 Annual Report") is filed as Exhibit 13 to this Report on Form 10-K. The responses to Items 5, 6, 7 and 8 are contained in the 1996 Annual Report on the pages noted and are specifically incorporated herein by reference in this Report on Form 10-K. With the exception of these items, the 1996 Annual Report is not deemed filed as a part of this Report.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     "Market Information" appearing on page 13 of the 1996 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     "Selected Financial Data" appearing on page 13 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 4 and 5 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company together with the Report thereon of Deloitte & Touche, LLP, certified public accountants, appearing on pages 6 through 12 of the 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a Current Report on Form 8-K dated March 12, 1996 disclosing a change in its certifying accountant.

                                    PART III

ITEMS 10., 11., 12. AND 13.

     The information required by these items is contained in the Company's definitive Proxy Statement dated July 26, 1996 which relates to election of the Company's directors and which was filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and Report of Independent Auditors, appearing on pages 6 through 12 of the 1996 Annual Report, are filed as part of this Report on Form 10-K:

          For the Fiscal Years Ended April 30, 1996, 1995 and 1994:

          Consolidated Statements of Operations
          Consolidated Statements of Shareholders' Equity
          Consolidated Statements of Cash Flows

          Consolidated Balance Sheets as of April 30, 1996 and 1995

          Report of Independent Auditors

          2.  FINANCIAL STATEMENT SCHEDULES

           None.

          3.  EXHIBITS

             The Exhibits required to be filed hereunder are indexed on pages 9 through 10.

     (B)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on March 12, 1996 disclosing a Change in Certifying Accountant.

     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements which are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of the renovation of a majority of the Company's operating paint shops, the impact of the Company's organizational restructuring, the impact of advertising and promotional activities and the effect of the Company's accounting policies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EARL SCHEIB, INC.

Date: July 30, 1996                             By s/  DANIEL A. SEIGEL
                                                   -----------------------------------------
                                                   Daniel A. Seigel
                                                   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               SIGNATURES                               TITLE                          DATE
- ----------------------------------------  ----------------------------------      --------------
By s/  DANIEL A. SEIGEL                   President and Director [Chief           July 30, 1996
- ----------------------------------------  Executive Officer]
Daniel A. Seigel
By s/  DONALD R. SCHEIB                   Chairman of the Board                   July 30, 1996
- ----------------------------------------  of Directors
Donald R. Scheib
By s/  ALEXANDER L. KYMAN                 Director                                July 30, 1996
- ----------------------------------------
Alexander L. Kyman
By s/  ROBERT L. SPENCER                  Director                                July 30, 1996
- ----------------------------------------
Robert L. Spencer
By s/  PHILIP WM. COLBURN                 Director                                July 30, 1996
- ----------------------------------------
Philip Wm. Colburn
By s/  ROBERT WILKINSON                   Director                                July 30, 1996
- ----------------------------------------
Robert Wilkinson
By s/  JOHN D. BRANCH                     Senior Vice President and Chief         July 30, 1996
- ----------------------------------------  Financial Officer [Principal
John D. Branch                            Financial and Accounting Officer]

                                 EXHIBIT INDEX

EXHIBIT                                                                             SEQUENTIAL
 NUMBER                                                                              PAGE NO.
- --------                                                                            ----------
3(a)(1)      Certificate of Incorporation of Earl Scheib, Inc., dated December
             22, 1961, as amended, filed as Exhibit 3(a) to Registrant's
             Registration Statement No. 2-21540, effective as of August 7, 1963, and hereby incorporated herein by reference........................
3(a)(2)      Amendment to Certificate of Incorporation dated October 28, 1969, filed as Exhibit 1 to Registrant's Form 8-K Current Report for the
             month of October, 1969 and hereby incorporated herein by
             reference..........................................................
3(a)(3)      Amendment to Certificate of Incorporation dated August 16, 1971, filed as Exhibit 1 to Registrant's Form 8-K Current Report for the
             month of August, 1971 and hereby incorporated herein by
             reference..........................................................
3(a)(4)      Amendment to Certificate of Incorporation dated November 4, 1983, filed as Exhibit 3(a)(1) to Registrant's Form 8-K Current Report
             for the month of August, 1983 and hereby incorporated herein by reference..........................................................
3(a)(5)      Amendment to Certificate of Incorporation dated October 2, 1986, as set forth in the Proxy Statement dated July 22, 1986 and
             Registrant's 10-Q Quarterly Report for the quarter ended July 31,
             1986 and hereby incorporated herein by reference...................
3(b)         Amended and restated Bylaws of Earl Scheib, Inc., filed as an exhibit to Registrant's Current Report on Form 8-K dated August 15,
             1995, and hereby incorporated herein by reference..................
10(d)        Earl Scheib, Inc. 1982 Incentive Stock Option Plan, filed as
             Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the
             fiscal year ended April 30, 1982 and hereby incorporated herein by reference..........................................................
10(g)        Employment Agreement dated as of November 18, 1994 between
             Registrant and Daniel A. Seigel filed as Exhibit 10(g) to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended
             April 30, 1995 ("1995 10-K") and hereby incorporated herein by reference..........................................................
10(h)        Stock Option Agreement dated as of November 30, 1994 between
             Registrant and Daniel A. Seigel filed as Exhibit 10(h) to the
             Registrant's 1995 Form 10-K and hereby incorporated herein by reference..........................................................
10(i)        Stock Option Agreement dated as of January 10, 1995 between
             Registrant and Christian Bement filed as Exhibit 10(i) to the
             Registrant's 1995 Form 10-K and hereby incorporated herein by reference..........................................................
10(j)        Employment Agreement dated as of March 1, 1995 between Registrant and A. J. Scheib filed as Exhibit 10(j) to the Registrant's 1995
             Form 10-K and hereby incorporated herein by reference..............
10(k)        Employment Agreement dated as of November 18, 1994 between
             Registrant and Donald R. Scheib filed as Exhibit 10(k) to the
             Registrant's 1995 Form 10-K and hereby incorporated herein by reference..........................................................
10(l)        Earl Scheib, Inc. 1994 Performance Employee Stock Option Plan, June
             27, 1994 filed as Exhibit 10(l) to the Registrant's 1995 Form 10-K and hereby incorporated herein by reference........................
10(m)        Earl Scheib, Inc. 1994 Board of Directors Stock Option Plan, June
             27, 1994 filed as Exhibit 10(m) to the Registrant's 1995 Form 10-K and hereby incorporated herein by reference........................

EXHIBIT                                                                             SEQUENTIAL
 NUMBER                                                                              PAGE NO.
- --------                                                                            ----------
10(n)        Agreement for Issuance of Letters of Credit dated as of February
             16, 1995 between Registrant and City National Bank, filed as
             Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the
             quarter ended January 31, 1995, and hereby incorporated herein by reference..........................................................
10(o)        Put Agreement dated as of February 16, 1995 between Registrant and
             City National Bank, filed as Exhibit 10(b) on Form 10-Q for the quarter ended January 31, 1995, and hereby incorporated herein by reference..........................................................
10(p)        Employment Agreement dated as of March 25, 1996 between Registrant and John Branch....................................................
13           1996 Annual Report to Stockholders of Earl Scheib, Inc. (not deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference)...........
22           Subsidiaries of the Registrant filed as Exhibit 22 to Registrant's
             Annual Report on Form 10-K for the fiscal year ended April 30, 1991 and hereby incorporated herein by reference........................
24.1         Consent of Prior Independent Auditors..............................
24.2         Consent of Current Independent Auditors............................
99.1         Report of Prior Independent Auditors...............................

                       EARL SCHEIB, INC. AND SUBSIDIARIES
                            AVAILABILITY OF EXHIBITS

             ------------------------------------------------------

                     THE COMPANY WILL FURNISH UPON REQUEST
                   COPIES OF THE EXHIBITS INDICATED ON PAGES
                    9 THROUGH 10 OF THE FORM 10-K AT A COST
                    OF 25C PER PAGE, WHICH IS THE REASONABLE
                     COST TO THE COMPANY IN FULFILLING THE
                                    REQUEST.