Form 10-Q
period 1996-07-31
SCHEIB EARL INC
filed 1996-09-13
CIK 87196

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                          ----------------------------


      (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to
                                                ----------    ----------

                         Commission file number 1-4822

                               EARL SCHEIB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                95-1759002
   -------------------------------                -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

   8737 Wilshire Boulevard
   Beverly Hills, California                             90211-2795
   -------------------------                          ---------------
   (Address of principal                                 (Zip Code)
   executive offices)

   Registrant's telephone number, including area code:   (310) 652-4880



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

As of September 10, 1996 the registrant had 4,570,728 shares of its Capital Stock, $1.00 par value, issued and outstanding.

This report contains a total of 10 pages.

                          PART I-FINANCIAL INFORMATION


                               EARL SCHEIB, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)




                                                   Unaudited
                                                   ---------
                                                    July 31,     April 30,
                                                      1996          1996
                                                   ---------     ---------
ASSETS
- ------

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                         $  4,207       $  1,827
  MARKETABLE SECURITIES                                  243            536
  ACCOUNTS RECEIVABLE                                    254            180
  INVENTORIES (NOTE 2)                                 1,369          1,389
  PREPAID EXPENSES                                     1,438          1,372
  DEFERRED INCOME TAXES                                  963            963
  PROPERTY HELD FOR SALE                                 606          1,096
                                                    --------       --------
     TOTAL CURRENT ASSETS                              9,080          7,363

PROPERTY AND EQUIPMENT - NET                          18,182         18,040
DEFERRED INCOME TAXES                                  1,345          1,345
OTHER, PRIMARILY CASH SURRENDER VALUE
  OF LIFE INSURANCE                                    1,829          1,762
                                                    --------       --------
                                                    $ 30,436       $ 28,510
                                                    ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                  $    716       $  1,762
  ACCRUED EXPENSES (NOTE 3)                            6,162          4,883
                                                    --------       --------
     TOTAL CURRENT LIABILITIES                         6,878          6,645
                                                    --------       --------
DEFERRED MANAGEMENT COMPENSATION                       3,867          3,809
                                                    --------       --------
COMMITMENTS AND CONTINGENCIES (NOTE 3)                     -              -

SHAREHOLDERS' EQUITY:
  CAPITAL STOCK $1 PAR - SHARES AUTHORIZED
  12,000,000;  ISSUED AND OUTSTANDING 4,571,000
  AND 4,568,000                                        4,571          4,568
  ADDITIONAL PAID-IN CAPITAL                           5,531          5,522
  RETAINED EARNINGS                                    9,589          7,966
                                                    --------       --------
     TOTAL SHAREHOLDERS' EQUITY                       19,691         18,056
                                                    --------       --------
                                                    $ 30,436       $ 28,510
                                                    ========       ========

                               EARL SCHEIB, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)




                                                         Unaudited
                                                         ---------
                                                Three Months Ended July 31,
                                               ----------------------------
                                                   1996              1995
                                                   ----              ----
Net Sales                                       $ 14,640          $ 12,136

Cost of sales                                      9,369             8,952
                                                --------          --------

Gross Profit                                       5,271             3,184

Selling, general and administrative expense        4,043             2,853
                                                --------          --------

Operating Income                                   1,228               331

Other income                                         426               151
                                                --------          --------

Income Before Income Taxes                         1,654               482

Provision for income taxes                            31                20
                                                --------          --------

Net Income                                      $  1,623          $    462
                                                ========          ========

Earnings Per Share (Note 4)                     $    .34          $    .10
                                                ========          ========

                               EARL SCHEIB, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                           Unaudited
                                                           ---------
                                                  Three Months Ended July 31,
                                                  ---------------------------
                                                       1996          1995
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities         $  1,838        $    518
                                                    --------        --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (925)         (1,048)
  Proceeds from disposal of property and equipment     1,207             971
  Reduction in marketable securities                     293               -
  Other - net                                            (45)            (44)
                                                    --------        --------

  Net cash provided by (used in) investing
    activities                                           530          (  121)
                                                    --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                 12               -
                                                    --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS:             2,380             397


Cash and Cash Equivalents at beginning of period       1,827           3,417
                                                    --------        --------



Cash and Cash Equivalents at end of period          $  4,207        $  3,814
                                                    ========        ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Income taxes refunded (paid) during the period    $  1,657        $     (8)
                                                    ========        ========

                               EARL SCHEIB, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1. Basis of Presentation

     The condensed financial statements have been prepared by Earl Scheib, Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company's business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended April 30, 1996 and the notes thereto included in the Company's Form 10-K.

NOTE 2. Inventories

     Inventories consist of the following:

                                           July 31,          April 30,
                                             1996              1996
                                          ----------        ----------
Finished goods                              $1,578            $1,639
Raw materials                                  415               374
LIFO Reserve                                  (624)             (624)
                                            ------            ------
Inventories                                 $1,369            $1,389
                                            ======            ======


NOTE 3. Income Taxes

         In the first quarter of fiscal 1997, the Company received federal income tax refunds of $1,696 resulting from the application of net operating loss carrybacks. Approximately $448 of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current federal income tax rate. These refunds are currently deferred on the Company's balance sheet and will be recognized as tax benefits in the Company's future statement of operations upon the resolution of various uncertainties.


NOTE 4. Earnings Per Share

     Earnings per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalents when dilutive (using the modified treasury stock method in 1996). Fully diluted amounts for each period do not differ materially from amounts presented. The weighted average number of shares used to compute earnings per share were 4,718,000 in 1996 and 4,568,000 in 1995.

NOTE 5. Reclassification

     Certain reclassifications have been made to the amounts for the quarter ended July 31, 1995, to conform to the quarter ended July 31, 1996, presentation.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
          -----------------------------------------------------------
                             (Dollars in thousands)


RESULTS OF OPERATIONS
1996 COMPARED TO 1995

     Total sales during the first quarter ended July 31, 1996 ("1997 First Quarter") increased by $2,504 or 21% which consisted of same shop sales (shops open 1 year or more) increases of $2,771 or 24% compared to the respective prior year period, partially offset by 7 fewer shops in fiscal 1997 compared to fiscal 1996. The increase in sales resulted primarily from new products offered to customers, the conversion of a majority of the Company's paint and body shops to the New Earl Scheib Shop Format, better promotions and improvements in shop operations. The new shop format includes new color schemes both inside and out, new graphics, new customer information centers, new signage and installation of state-of-the-industry infrared quartz drying systems.

     Gross profit dollars in the 1997 First Quarter increased by $2,087 compared to the prior year period due mainly to the increase in sales discussed above. Gross profit margins increased from 26% to 36% of sales as a result of new higher margin products and the absorption of direct labor and overhead expense over an increased sales volume.

     Selling, general and administrative expense increased by $1,190 or 4% of sales compared to the prior year period. Advertising expense accounted for $848 of the increase due in large part to the testing of image advertising to introduce the New Earl Scheib Shop Format, while other selling, general and administrative expenses increased a net of $342 primarily as a result of personnel additions and incentive programs at both the field and corporate level.

     Other income consists of gains from sales of excess real estate and interest income. During the 1997 First Quarter, the Company sold seven properties for a net gain of $383 compared to a net gain of $127 from the sale of seven properties in the prior year period. Interest income, generated from the investment of cash in short-term instruments, was higher in the 1997 First Quarter than in the prior year period, $43 and $24 respectively. This increase in interest income resulted mainly from an increase in the average funds available for investment in the 1997 First Quarter.

     In the fiscal year ended April 30, 1996, the Company did not recognize its entire net operating loss carryforward as a tax benefit for financial reporting purposes. Accordingly, tax benefits from the 1996 net operating loss carryforward were available to more than offset the Company's financial federal tax provision for the 1997 First Quarter. Due to income allocation and state income tax laws, the Company did have income tax liabilities in some states for which the Company provided $31.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansion. The first and second quarters usually have positive cash flow from operations while the third and fourth quarter are net users of cash.

     As of July 31, 1996, the Company had current assets of $9,080 and current liabilities of $6,878 for a net working capital position of $2,202. The Company has no long-term debt except for its deferred management compensation plan. During the fiscal year ending April 30, 1997 ("fiscal 1997") the Company plans to open 20 new shops (depending upon the availability of locations) and perform various improvements for an estimated cost of $3,100.

     In the 1997 First Quarter, the Company had capitalized expenditures of $925 (which is included in the $3,100 of cash requirements described in the previous paragraph) which were financed largely through $1,207 of proceeds from sales of excess real estate. The Company expects that future cash flow from operations will be enhanced from the remodels of its paint and body shops.

     Historically, a major source of cash flow for the Company is from operations. During the 1997 First Quarter, cash provided by operations was $1,838, a 255% increase over the amount of cash provided in the three months ended July 31, 1995. The increase in cash flow resulted from increased earnings ($1,161) and federal income tax refunds resulting from the carryback of net operating losses ($1,696), partially offset by a net reduction in accounts payable and other liabilities. Due to additional sales from remodeled shops, management believes that cash flow from operations will be positive in fiscal 1997.

     The other major source of cash flow for the Company is the sale of excess real estate. As of July 31, 1996 the Company had 12 parcels of real estate offered for sale. If all of these sales are consummated in fiscal 1997 (which management believes is likely to happen), then the Company should receive approximately $1,700 in cash. The Company also has an additional 76 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be used as security to obtain outside financing; however, management currently does not believe this action is necessary and has no present plans to seek outside financing.

     Management believes that internally generated funds as well as funds from the sale of excess real estate will be more than adequate to satisfy its anticipated cash requirements in fiscal 1997.


"Safe Harbor" Statement under the Private
 Securities Litigation Reform Act of 1995


     The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products and services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of the renovation of a majority of the Company's operating paint shops to the New Earl Scheib Shop format, the impact of the Company's organizational restructuring and the impact of advertising and promotional activities.

                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      The information called for in this Item has been previously disclosed in the Company's Current Report on Form 8-K, filed on September 12, 1996.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibit 27 Financial Data Schedule, Article 5 is filed herein.

      (b) The Registrant has not filed any Current Reports on Form 8-K during the quarter ended July 31, 1996.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EARL SCHEIB, INC.
                                    -----------------
                                    Registrant



September 13, 1996                  /s/ Daniel A. Seigel
- ------------------                  -------------------------------
     Dated                          Daniel A. Seigel, President and
                                    Chief Executive Officer





September 13, 1996                  /s/ John D. Branch
- ------------------                  ----------------------------------------
     Dated                          John D. Branch, Senior Vice President and
                                    Chief Financial Officer