Form 10-Q
period 1996-10-31
SCHEIB EARL INC
filed 1996-12-16
CIK 87196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549




      (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from________to______

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

                               Yes  X     No
                                   ---       ---
As of December 3, 1996 the registrant had 4,570,728 shares of its Capital Stock, $1.00 par value, issued and outstanding.

This report contains a total of 9 pages.

                          PART I-FINANCIAL INFORMATION


                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                       Unaudited
                                                       ---------
                                                       October 31,       April 30,
                                                          1996             1996
------                                                    ----             ----
ASSETS
Current Assets:
    Cash and cash equivalents                           $ 3,639          $ 1,827
    Marketable securities                                 1,169              536
    Accounts receivable                                     207              180
    Inventories                                           1,206            1,389
    Prepaid expenses                                      1,259            1,372
    Deferred income taxes                                   963              963
    Property held for sale                                  526            1,096
                                                        -------          -------

        Total Current Assets                              8,969            7,363

Property and Equipment, net                              18,374           18,040

Deferred Income Taxes                                     1,345            1,345

Other, Primarily Cash Surrender Value
  of Life Insurance                                       1,882            1,762
                                                        -------          -------
        Total Assets                                    $30,570          $28,510
                                                        =======          =======



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                    $   858          $ 1,762
    Accrued expenses                                      5,753            4,883
                                                        -------          -------
        Total Current Liabilities                         6,611            6,645
                                                        -------          -------
Deferred Management Compensation                          3,976            3,809
                                                        -------          -------
Commitments and Contingencies (Note 4)                       --               --

Shareholders' Equity:
    Capital stock $1 par - shares authorized
       12,000,000; issued and outstanding
       4,571,000 and 4,568,000                            4,571            4,568

    Additional paid-in capital                            5,531            5,522
    Retained earnings                                     9,881            7,966
                                                        -------          -------
        Total Shareholders' Equity                       19,983           18,056
                                                        -------          -------
        Total Liabilities and Shareholders'
          Equity                                        $30,570          $28,510
                                                        =======          =======

                                EARL SCHEIB, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (unaudited)

                                            Three Months Ended                       Six Months Ended
                                            ------------------                       ----------------
                                                 October 31,                            October 31,
                                                 -----------                            -----------
                                           1996               1995               1996                1995
                                           ----               ----               ----                ----
Net sales                                $13,290            $12,537             $27,930            $24,673

Cost of sales                              9,249              8,368              18,618             17,318
                                         -------            -------             -------            -------

Gross profit                               4,041              4,169               9,312              7,355

Selling and administrative expense         3,796              3,134               7,839              5,989
                                         -------            -------             -------            -------

Operating income                             245              1,035               1,473              1,366

Other income                                  73              1,717                 499              1,868
                                         -------            -------             -------            -------

Income before income taxes                   318              2,752               1,972              3,234

Income taxes                                  26                 95                  57                115
                                         -------            -------             -------            -------

Net income                               $   292            $ 2,657             $ 1,915            $ 3,119
                                         =======            =======             =======            =======

Net income per share                     $   .06            $   .58             $   .40            $   .68
                                         =======            =======             =======            =======

Cash dividend per share                        -                  -                   -                  -
                                         =======            =======             =======            =======

Shares outstanding                         4,741              4,568               4,741              4,568
                                         =======            =======             =======            =======

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                               Six Months Ended
                                                                  October 31,
                                                                  -----------
                                                             1996               1995
                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by operating activities               $ 2,781           $   683
                                                            -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (1,645)           (2,282)
    Proceeds from disposal of property and
      equipment                                               1,414             3,784

    Investment in marketable securities                        (633)             (781)
    Other - net                                                (117)              (97)
                                                            --------          -------
    Net cash provided by (used in) investing
      activities                                               (981)              624
                                                            --------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                      12                --
                                                            -------           -------

NET INCREASE IN CASH AND CASH EQUIVALENTS:                    1,812             1,307

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE
    PERIOD                                                    1,827             3,417
                                                            -------           -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD          $ 3,639           $ 4,724
                                                            =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes refunded (paid) during this period             $ 1,625           $   (43)
                                                            =======           =======

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

NOTE 2. Inventories

     Inventories consist of the following:

                                          October 31,        April 30,
                                             1996              1996
                                             ----              ----
Finished goods                              $1,383            $1,639
Raw materials                                  447               374
LIFO Reserve                                  (624)             (624)
                                            -------           ------
Inventories                                 $1,206            $1,389
                                            =======           ======

Note 3. Income Taxes

         In the first quarter of fiscal 1997, the Company received federal income tax refunds of $1,696 resulting from the application of net operating loss carrybacks. Approximately $448 of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current federal income tax rate. The $1,696 refund is currently deferred on the Company's balance sheet and will be recognized as tax benefits in the Company's future statement of operations upon the resolution of various uncertainties.

Note 4. Commitments and Contingencies

         In October 1996, the bank fully released the Company from all covenants, guarantees, and obligations relating to the estate of Earl A. Scheib bank loans discussed in Note 8 in the Company's Form 10-K for the fiscal year ended April 30, 1996.

NOTE 5. Earnings Per Share

     Earnings per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalents when dilutive (using the modified treasury stock method in 1996). Fully diluted amounts for each period do not differ materially from amounts presented. The weighted average number of shares used to compute earnings per share were 4,741,000 in fiscal 1997 and 4,568,000 in fiscal 1996.

Note 6. Reclassification

     Certain reclassifications have been made to the amounts for the quarter and six months ended October 31, 1995, to conform to the 1996 presentation.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)


RESULTS OF OPERATIONS
1996 COMPARED TO 1995

QUARTER ENDED OCTOBER 31, 1996 COMPARED TO THE QUARTER ENDED OCTOBER 31, 1995

     Total sales during the quarter ended October 31, 1996 ("1997 Second Quarter") increased by $753 or 6.0% which consisted of same shop (shops open one year or more) sales increases of $1,143 or 9.7% compared to the respective prior year period, partially offset by 6 fewer shops in fiscal 1997 compared to fiscal 1996. The increase in sales resulted primarily from new products offered to customers, the conversion of a majority of the Company's paint and body shops to the New Earl Scheib Shop format, more extensive advertising and improvements in shop operations

     Gross profit dollars in the 1997 Second Quarter decreased by $128 compared to the prior year period due mainly to a decrease in gross margin percent partially offset by the increase in sales discussed above. Gross profit margins decreased from 33.3% to 30.4% due to higher payroll for shop management and payroll taxes, higher depreciation charges related to the conversion of shops to the New Earl Scheib Shop format and higher charges for insurance.

     Selling, general and administrative expense increased by $662 or 3.6% of sales compared to the prior year period. Advertising expense accounted for $446 of the increase due, in part, to the testing of image advertising to introduce the New Earl Scheib Shop format (based upon results to date, the Company has decided to reduce its image advertising program and to further reduce its advertising expense has insourced the majority of its advertising work effective November 15, 1996), while other selling, general and administrative expenses increased a net of $216 primarily as a result of personnel additions and testing new incentive programs at the field level (which management does not believe were productive and has subsequently discontinued).

     Other income consists of gains from sales of excess real estate and interest income. During the 1997 Second Quarter, the Company sold 2 properties for a net gain of $36 compared to a net gain of $1,669 from the sale of seven properties in the prior year period. Interest income, generated from the investment of cash in short-term instruments, was lower in the 1997 Second Quarter than in the prior year period, $37 and $48 respectively.

     In the fiscal year ended April 30, 1996, the Company did not recognize its entire net operating loss carryforward as a tax benefit for financial reporting purposes. Accordingly, tax benefits from the 1996 net operating loss carryforward were available to more than offset the Company's financial federal tax provision for the 1997 Second Quarter. Due to income allocation and state income tax laws, the Company did have income tax liabilities in some states for which the Company provided $26.

SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1995

     Total sales during the six months ended October 31, 1996 ("First Six Months") increased by $3,257 or 13.2% which consisted of same shop (shops open one year or more) sales increases of $3,935 or 17.0% compared to the respective prior year period, partially offset by 5 fewer shops in fiscal 1997 compared to fiscal 1996. The increase in sales resulted primarily from increased car volume, new products offered to customers, the conversion of a majority of the Company's paint and body shops to the New Earl Scheib Shop format, heavier advertising and improvements in shop operations. The new shop format includes new color schemes both inside and out, new graphics, new customer information centers, new signage and installation of state-of-the-industry infrared quartz drying systems.

     Gross profit dollars in the 1997 First Six Months increased by $1,957 compared to the prior year period due mainly to the increase in sales discussed above. Gross profit margins increased from 29.8% to 33.3% of sales as a result of new higher margin products partially offset by higher costs in labor and depreciation expense, primarily in the 1997 Second Quarter.

     Selling, general and administrative expense increased by $1,850 or 3.8% of sales compared to the prior year period. Advertising expense accounted for $1,294 of the increase due, in part, to the testing of image advertising to introduce the New Earl Scheib Shop format (based upon results to date, the Company has decided to reduce its image advertising program and to further reduce its advertising expense has insourced the majority of its advertising work effective November 15, 1996), while other selling, general and administrative expenses increased a net of $556 primarily as a result of personnel additions and the testing of incentive programs at the field level (which management does not believe were productive and has subsequently discontinued).


     Other income consists of gains from sales of excess real estate and interest income. During the First Six Months, the Company sold 10 properties for a net gain of $419 compared to a net gain of $1,796 from the sale of 15 properties in the prior year period. Interest income, generated from the investment of cash in short-term instruments, was higher in the First Six Months than in the prior year period, $80 and $72 respectively.

     In the fiscal year ended April 30, 1996, the Company did not recognize its entire net operating loss carryforward as a tax benefit for financial reporting purposes. Accordingly, tax benefits from the 1996 net operating loss carryforward were available to more than offset the Company's financial federal tax provision for the First Six Months. Due to income allocation and state income tax laws, the Company did have income tax liabilities in some states for which the Company provided $57.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansion. The first and second quarters usually have positive cash flow from operations while the third and fourth quarters are net users of cash.

     As of October 31, 1996, the Company had current assets of $8,969 and current liabilities of $6,611 for a net working capital position of $2,358. The Company has no long-term debt except for its deferred management compensation plan which is partially funded through various life insurance policies the company maintains. During the fiscal year ending April 30, 1997 ("Fiscal 1997") the Company plans to open up to 10 new shops (depending upon the availability of locations) and perform various improvements for an estimated cost of $2.7 million.

     In the First Six Months, the Company had capitalized expenditures of $1,645 (which are included in the $2.7 million of cash requirements described in the previous paragraph) which were financed largely through $1,414 of proceeds from sales of excess real estate. The Company expects that future cash flow from operations will be enhanced by these capital additions.

     During the First Six Months, net cash provided by operations was $2,781, a 307% increase over the amount of cash provided in the six months ended October 31, 1995. The increase in cash flow resulted from increased earnings ($174) net of gains on sales of real estate and federal income tax refunds resulting from the carryback of net operating losses ($1,696), partially offset by a net reduction in other liabilities (primarily restructuring liabilities). Due to additional sales from remodeled shops, management believes that cash flow from operations will be positive in fiscal 1997.

     The other major source of cash flow for the Company is the sale of excess real estate. As of October 31, 1996 the Company had 13 parcels of real estate offered for sale. If all of these sales are consummated in fiscal 1997, then the Company should receive approximately $2.2 million in cash. The Company also has an additional 72 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be used as security to obtain outside financing; however, management currently does not believe this action is necessary and has no present plans to seek outside financing.

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


                   PART II - OTHER INFORMATION


Item  6.  Exhibits and Reports on Form 8-K


     (a)        Exhibit 27 Financial Data, Article 5 is filed herein.

     (b) The Registrant filed on September 12, 1996, a current report on Form 8-K furnishing information of those matters submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on August 23, 1996.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EARL SCHEIB,INC.
                                   --------------------
                                      Registrant



December 13, 1996                  /s/ Daniel A. Seigel
-----------------                  --------------------
     Dated                          Daniel A. Seigel, President and
                                    Chief Executive Officer





December 13, 1996                  /s/ John D. Branch
-----------------                  ------------------
     Dated                          John D. Branch, Senior Vice President and
                                    Chief Financial Officer