Form 10-Q
period 1997-01-31
SCHEIB EARL INC
filed 1997-03-14
CIK 87196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   ----------


      (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended January 31, 1997

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from________to______

                     Commission file number 1-4822

                              EARL SCHEIB, INC.
               (Exact name of registrant as specified in its charter)

              Delaware                                95-1759002
              --------                                ----------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

   8737 Wilshire Boulevard
   Beverly Hills, California                             90211-2795
   -------------------------                             ----------
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

   As of March 14, 1997, the registrant had 4,579,478 shares of its Capital Stock, $1.00 par value, issued and outstanding.

   This report contains a total of 9 pages.

                          PART I-FINANCIAL INFORMATION


                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                          Unaudited
                                                         January 31,    April 30,
ASSETS                                                      1997          1996
------                                                   ----------     --------
Current Assets:
   Cash and cash equivalents                               $ 1,315      $ 1,827
   Marketable securities                                       921          536
   Accounts receivable                                         255          180
   Inventories                                               1,553        1,389
   Prepaid expenses                                          1,216        1,372
   Deferred income taxes                                       963          963
   Property held for sale                                    1,142        1,096
                                                           -------      -------

     Total Current Assets                                    7,365        7,363

Property and Equipment, net                                 18,026       18,040

Deferred Income Taxes                                        1,345        1,345

Other, Primarily Cash Surrender Value
  of Life Insurance                                          1,905        1,762
                                                           -------      -------

     Total Assets                                          $28,641      $28,510
                                                           =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                        $   544      $ 1,762
   Accrued expenses                                          5,823        4,883
                                                           -------      -------

     Total Current Liabilities                               6,367        6,645
                                                           -------      -------

Deferred Management Compensation                             3,531        3,809
                                                           -------      -------

Long-term Liabilities                                          390          -
                                                           -------      -------

Commitments and Contingencies (Note 5)                         -            -

Shareholders' Equity:
   Capital stock $1 par - shares authorized
     12,000,000; issued and outstanding
     4,576,000 and 4,568,000                                 4,576        4,568
   Additional paid-in capital                                5,548        5,522
   Retained earnings                                         8,229        7,966
                                                           -------      -------

     Total Shareholders' Equity                             18,353       18,056
                                                           -------      -------

     Total Liabilities and Shareholders'
       Equity                                              $28,641      $28,510
                                                           =======      =======

                              EARL SCHEIB, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share data)
                                 (unaudited)


                                  Three Months Ended           Nine Months Ended
                               -----------------------    -------------------------
                                   January 31,                    January 31,
                               -----------------------    -------------------------
                                  1997         1996           1997           1996
Net sales                       $ 7,869       $ 7,389       $ 35,799       $ 32,062

Cost of sales                     7,204         6,593         25,822         23,911
                                -------       -------       --------       --------

Gross profit                        665           796          9,977          8,151

Selling and administrative
   expense                        2,640         2,800         10,479          8,789
                                -------       -------       --------       --------

Operating loss                   (1,975)       (2,004)          (502)          (638)

Other income                        295           450            794          2,318
                                -------       -------       --------       --------

Income (loss) before
   income taxes                  (1,680)       (1,554)           292          1,680

Income tax (benefit)                (28)          (36)            29             79
                                -------       -------       --------       --------

Net income (loss)               $(1,652)      $(1,518)      $    263       $  1,601
                                =======       =======       ========       ========

Earnings (loss) per share       $ (0.36)      $ (0.33)      $   0.06       $   0.34
                                =======       =======       ========       ========

Shares outstanding                4,576         4,568          4,691          4,568
                                =======       =======       ========       ========

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                              Nine Months Ended
                                                                  January 31,

                                                                1997          1996
                                                              -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in) operating activities        $   199       $(1,413)
                                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (2,376)       (3,817)
   Proceeds from disposal of property and equipment             2,159         4,638
   Investment in marketable securities                           (385)       (1,317)
   Other - net                                                   (143)         (162)
                                                              -------       -------

   Net cash used in investing activities                         (745)         (658)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                         34           -
                                                              -------       -------

   Net cash provided by financing activities                       34           -
                                                              -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                       (512)       (2,071)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD        1,827         3,417
                                                              -------       -------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD            $ 1,315       $ 1,346
                                                              =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Income taxes refunded (paid) during this period            $ 1,612       $   (51)
                                                              =======       =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

The Company reclassified $795 of property to Assets Held For Sale during the third quarter 1997 and entered into two capital leases totaling $493 (see Note
4).

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

NOTE 2. Inventories

     Inventories consist of the following:

                                              January 31,      April 30,
                                                1997             1996
                                              ---------        --------
Finished goods                                 $1,688          $1,639
Raw materials                                     489             374
LIFO Reserve                                     (624)           (624)
                                               ------          ------
  Inventories                                  $1,553          $1,389
                                               ======          ======

Note 3. Income Taxes

      In the first quarter of fiscal 1997, the Company received federal income tax refunds of $1,696 resulting from the application of net operating loss carrybacks. The refund is currently deferred on the Company's balance sheet and will be recognized as tax benefits in the Company's future statement of operations upon the resolution of various uncertainties.

Note 4. Long-term Liabilities

      During the third quarter the Company purchased new accounting software and hardware on which the new software will operate. The purchase was financed through two lease agreements which were accounted for as capital leases. Accordingly, the Company recorded a long-term liability for the amount financed under the leasing arrangements. The leasing arrangements bear effective rates of 3.5% and 6.7% and are being paid through monthly installments of 36 months and 48 months.

Note 5. Commitments and Contingencies

      In October 1996, the Company's bank fully released the Company from all covenants, guarantees, and obligations relating to the loans discussed in Note 8 in the Company's Form 10-K for the fiscal year ended April 30, 1996.

NOTE 6. Earnings Per Share

     Earnings per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalents when dilutive (using the modified treasury stock method).

Note 7. Reclassification

     Certain reclassifications have been made to the amounts for the quarter and nine months ended January 31, 1996, to conform to the 1997 presentation.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
           -----------------------------------------------------------
                             (Dollars in thousands)


RESULTS OF OPERATIONS
1997 COMPARED TO 1996

QUARTER ENDED JANUARY 31, 1997 COMPARED TO THE QUARTER ENDED JANUARY 31, 1996

     Total sales during the quarter ended January 31, 1997 ("1997 Third Quarter") increased by $480 or 6.5% which consisted of same shop (shops open one year or more) sales increases of $473 or 6.7% compared to the respective prior year period, partially offset by 1 less shop in fiscal 1997 compared to fiscal 1996. The increase in sales resulted primarily from new products offered to customers, the conversion of a majority of the Company's paint and body shops to the New Earl Scheib Shop format and improvements in shop operations.

     Gross profit dollars in the 1997 Third Quarter decreased by $131 compared to the prior year period due mainly to a decrease in gross margin percent partially offset by the increase in sales discussed above. Gross profit margins decreased from 10.8% to 8.5% due mainly to higher depreciation charges related to the conversion of shops to the New Earl Scheib Shop format. Historically, due to the relatively high fixed cost of the Company's operations, gross margins decrease significantly in the third quarter with the seasonal declines in the Company's business.

     Selling, general and administrative expense decreased by $160 or 4.4% of sales compared to the prior year period. The decrease was due primarily to decreases in advertising by $220 or 2.8% of sales and salaries by $111 or 1.4% of sales. These decreases were partially offset by increases in net other expenses of $171 or 2.2% of sales.

     Other income consists of gains from sales of excess real estate and interest income. During the 1997 Third Quarter, the Company sold 3 properties for a net gain of $246 compared to a net gain of $397 from the sale of 4 properties in the same period last year. Interest income, generated from the investment of cash in short-term instruments, was lower in the 1997 Third Quarter than in the prior year period, $49 and $53 respectively

     In the fiscal year ended April 30, 1996, the Company did not recognize its entire net operating loss carryforward as a tax benefit for financial reporting purposes. Accordingly, tax benefits from the 1996 net operating loss carryforward were available to offset the Company's financial federal tax provision for the 1997 Third Quarter. Due to income allocation and state income tax laws, the Company did earn income tax benefits in some states for which the Company recognized $28.

NINE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1996

     Total sales during the nine months ended January 31, 1997 ("First Nine Months") increased by $3,737 or 11.7% which consisted of same shop (shops open one year or more) sales increases of $4,230 or 14.3% compared to the respective prior year period, partially offset by 4 fewer shops in fiscal 1997 compared to fiscal 1996. The increase in sales resulted primarily from increased car volume, new products offered to customers, the conversion of a majority of the Company's paint and body shops to the New Earl Scheib Shop format, increased advertising and improvements in shop operations. The new shop format includes new color schemes both inside and out, new graphics, new customer information centers, new signage and installation of state-of-the-industry infrared quartz drying systems.

     Gross profit dollars in the 1997 First Nine Months increased by $1,826 compared to the prior year period due mainly to the increase in sales discussed above. Gross profit margins increased from 25.4% to 27.9% of sales as a result of new higher margin products and the absorption of direct labor and overhead expense over an increased sales volume.

     Selling, general and administrative expense increased by $1,690 or 1.9% of sales compared to the same period last year. Advertising expense accounted for $1,074 of the increase due, in part, to the testing of image advertising to introduce the New Earl Scheib Shop format. Based upon results to date, the Company has decided to reduce its image advertising program. In addition, to further reduce its advertising expense the Company insourced the majority of its advertising work effective November 15, 1996. Other selling, general and administrative expenses increased a net of $617 primarily as a result of lower sublease income, personnel additions and the testing of incentive programs at the field level (which management does not believe were productive and has subsequently discontinued) partially offset by expense reductions in the Third Quarter.

     Other income consists of gains from sales of excess real estate and interest income. During the First Nine Months, the Company sold 13 properties for a net gain of $665 compared to a net gain of $2,193 from the sale of 19 properties in the prior year period. Interest income, generated from the investment of cash in short-term instruments, was higher in the First Nine Months than in the prior year period, $129 and $125, respectively

     In the fiscal year ended April 30, 1996, the Company did not recognize its entire net operating loss carryforward as a tax benefit for financial reporting purposes. Accordingly, tax benefits from the 1996 net operating loss carryforward were available to offset the Company's financial federal tax provision for the First Nine Months. Due to income allocation and state income tax laws, the Company did have income tax liabilities in some states for which the Company provided $29.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansion. The first and second quarters usually have positive cash flow from operations while the third and fourth quarters are net users of cash.

     As of January 31, 1996, the Company had current assets of $7,365 and current liabilities of $6,367 for a net working capital position of $998. The Company has no long-term debt except for its deferred management compensation plan (which is largely funded through the cash surrender value of various life insurance policies the company maintains) and 2 capital leases. During the fiscal year ending April 30, 1997 ("Fiscal 1997") the Company has opened 4 new shops and plans to open 2 additional new shops (depending upon the availability of locations) and perform various improvements for an estimated cost of $3.5 million.

     In the First Nine Months, the Company had capitalized expenditures of $2,376 (which are included in the $3.5 million of cash requirements described in the previous paragraph) which were financed largely through $2,159 of net proceeds from sales of excess real estate. The Company expects that future cash flow from operations will be enhanced by these capital additions.

     During the First Nine Months, net cash provided by operations increased $1,612 over the amount provided in the nine months ended January 31, 1996. The increase in cash flow resulted from decreased losses from operations ($136), lower income tax expense and a reduction in the amount of cash needed to fund other current assets partially offset by lower gains on sales of real estate ($1,528). Due to additional sales from remodeled shops, management believes that cash flow from operations will be positive in fiscal 1997.

     The other major source of cash flow for the Company is the sale of excess real estate. As of January 31, 1997, the Company had 11 parcels of real estate offered for sale. If all of these sales are consummated in fiscal 1997, the Company should receive approximately $1.5 million in cash. The Company also has an additional 73 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be used as security to obtain outside financing; however, management currently does not believe this action is necessary and has no present plans to seek outside financing.

     Management believes that internally generated funds as well as funds from the sale of excess real estate will satisfy its anticipated cash requirements in fiscal 1997.


"Safe Harbor" Statement under the Private
 Securities Litigation Reform Act of 1995


     The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of the renovation of a majority of the Company's operating paint shops to the New Earl Scheib Shop format, the impact of the Company's new EUROPAINT(TM), the impact of the Company's organizational restructuring and the impact of advertising and promotional activities.

                   PART II - OTHER INFORMATION


Item  6.  Exhibits and Reports on Form 8-K


     (a)  Exhibit 27 Financial Data ,  Article 5 is filed herein.

     (b) The Registrant did not file a Form 8-K during the quarter ended January 31, 1997.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EARL SCHEIB, INC.
                                      Registrant



March 14, 1996                  /s/ Daniel A. Seigel
--------------                  ------------------------------------
     Dated                          Daniel A. Seigel, President and
                                    Chief Executive Officer





March 14, 1996                  /s/ John D. Branch
--------------                  ------------------------------------
     Dated                      John D. Branch, Senior Vice President and
                                Chief Financial Officer