Form 10-K405
period 1997-04-30
SCHEIB EARL INC
filed 1997-07-29
CIK 87196

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1997

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

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
--------------------------------------------------------------------------------------------
        Capital Stock, $1.00 Par Value                   American Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     As of July 16, 1997 the registrant had 4,589,478 shares of its Capital Stock, $1.00 par value, issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was $33,847,400 (approximately based upon the closing price of the Capital Stock on the American Stock Exchange on such date).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended April 30, 1997 are incorporated into Part II by reference.

     Portions of the registrant's Proxy Statement dated July 28, 1997 for use at the registrant's annual meeting of shareholders are incorporated into Part III by reference.

================================================================================

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

     At April 30, 1997, the Company operated a chain of 158 automobile production paint and body shops which specialize in low priced repainting of automobiles and performing body repairs other than major collision repair. The Company also offers at various shops the replacement of car body parts using new, used and after-market parts, glass replacement as well as factory style pinstriping, molding and vinyl top replacement. All of the Company's sales take place in either cash or credit cards.

     The Company's shops operate under the name of the New Earl Scheib Paint and Body Shop. The Company's shops are located in 137 cities throughout the United States with 48 shops in California.

RESTRUCTURING

     In November, 1994, management of the Company was reconstituted when Donald
R. Scheib was appointed as Chairman of the Board and Daniel A. Seigel was employed as President and Chief Executive Officer and elected to the Company's Board of Directors. In March 1995, management was further reconstituted with the resignation of officers Albert Scheib (who remained employed until December 1996 as the Company's Director of Research and Development), Richard Gariglio and Sam LaMonto. Those three officers' positions were consolidated into one Executive Vice President position held by Christian K. Bement who joined the Company in January, 1995.

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

     The Company also restructured its operational management organization in fiscal 1996. The position of Production and Operation Manager, whose responsibility was to directly supervise the shop manager, was eliminated, and the number of Division Managers was increased from 12 to 17 positions. In addition, a new

Assistant Division Manager position was created. The restructuring resulted in the Division Managers supervising fewer shops which improved the quality of the shop supervision and enabled the shop managers to directly benefit from the Division Managers' years of experience. The Company expects that the creation of the smaller divisions with fewer shops will continue to improve sales and decrease expenses.

     During the fiscal year ended April 30, 1997 ("fiscal 1997"), the Company made the decision to commence opening new shops. The Company's primary objective is to expand in the existing strong markets in the Western United States. Penetration in these markets will enable the Company to open new shops without significantly increasing overhead expenses. The Company anticipates utilizing state of the industry paint booths and enclosed dryers in most of the new shops which should further improve quality. The expansion in existing markets is expected to continue over the next couple of fiscal years and is then expected to expand geographically into the other areas.

     During fiscal 1997, the Company opened 5 new shops, located in California, Washington, Oregon and Missouri. The Company plans to open approximately 10 - 20 new shops in the fiscal year ending April 30, 1998.

SERVICES

     The Company currently offers three paint packages which range in price based upon the color of the paint, number of coats of paint, additional services and length of warranty provided in each package. Customers may also purchase options to the paint packages such as UV Supergloss, Pearlescent paint colors and new Euroclear(TM) clear coat for an additional cost.

     The Company paints vehicles on a production line basis. The vehicle is sanded to remove most chips, scratches, surface rust and oxidized paint. The vehicle is then air-blown using a high pressured air hose to remove excess dust. The exposed chrome and glass areas are masked and the vehicle is spray painted in a dust-free fully filtered spray booth. In the Company's New Shops, the vehicle is then dried in either a semi-enclosed or fully enclosed Infrared Quartz Finish Drying System. This new drying process dries the paint by quartz infrared waves increasing the metal temperature just enough to heat the paint such that the paint on the vehicle dries from the inside to the outside. The quartz heat tubes utilize high intensity electromagnetic waves to heat the metal and are controlled by infrared sensors and computer aided temperature controls. Finally, the vehicle is detailed, which involves removing the masking paper and tape, removing overspray and reinstalling any accessories removed during the painting process.

     In connection with its painting operations, the Company also performs, for an additional cost, body and fender repair work. Such body and fender work accounted for approximately 22% of the Company's sales during fiscal 1997, and 24% in 1996 and 1995, respectively.

     During fiscal 1997, the Company began the manufacture and distribution of a new EuroPaint(TM) coating system. EuroPaint(TM) is a true two (2) component acrylic polyurethane coating which offers superior quality and performance. EuroPaint(TM) is characterized by having extremely high gloss and distinctiveness of image, outstanding exterior durability and exceptional chemical resistance. This type of paint is generally considered the highest quality after market paint and far superior to the paint formulation used by the Company's competitors and is commonly used by many European luxury car manufacturers.

     The Company also introduced EuroClear.(TM) EuroClear(TM) is an option which offers customers a true and separate clear coat with the same superior quality and performance properties offered by EuroPaint(TM). EuroClear(TM)enhances and intensifies the high gloss and distinctiveness of image of EuroPaint(TM) providing a very deep glossy look characteristic of basecoat/clearcoat (two stage) paint systems.

     The Company's color offering was expanded to include a new, unique line of colors which capture the glamour and allure of pearlescence. Seven (7) new colors offer an iridescence and lustre creating a visual excitement which can only be achieved by the use of pearlescent pigments. Pearlescent colors are true two-and three-stage color paint systems, which offer customers a unique production shop product.

     During the fourth quarter of fiscal 1997, the Company introduced new and updated 1997 Colors. These modern colors were based upon the earth's natural hues and tones taken from satellite images of the earth from space. The 1997 Colors are in response to consumer demand for certain colors ranging from non-metallic greens and reds to metallic shades of purple and blue. The 1997 Colors are available to the Company's customers for an additional charge.

     During fiscal 1996, the Company introduced a new Company developed product called UV Supergloss. This new product is sold as an additive for two of the Company's paint packages. The UV Supergloss provides the car with a brighter shine and is designed to protect the paint from the harmful effects of Ultraviolet rays.

RAW MATERIALS

     Most of the raw materials used by the Company in manufacturing its paint, including silicones, resins and pigments, are available from a number of sources. A majority of such raw materials are provided to the Company by a variety of wholesale chemical companies, including Dupont and Akzo-Nobel. The Company has not encountered any major difficulty in obtaining adequate supplies of its major raw materials and does not expect to encounter any such difficulty in the foreseeable future.

     By manufacturing its own paint and paint related products, including primers and sealers, the Company is better able to ensure the quality of its products, to comply with environmental regulations regarding its products and to control product availability and cost. However, if necessary, automobile paint can be obtained from other wholesale manufacturers.

SEASONALITY

     The Company's sales are seasonal in nature. Because of weather conditions and winter holidays, sales for the months of November, December, January and February are usually lower than the sales in the remaining months of the year. As a result, a proportionately greater share of the Company's sales and earnings have historically occurred in the first half of its fiscal year.

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

RESEARCH AND DEVELOPMENT

     The Company is engaged in certain research and development to improve its existing paint products, update product lines and develop new products which can be introduced to the shops without significant cost or training such as the Europaint(TM) and Euroclear(TM), UV Supergloss and the new colors introduced during fiscal 1997 and 1996. The Company constantly reviews new products and techniques developed by its suppliers and others in its and related industries for their applicability to the Company's operations. Although the Company's research and development costs are increasing to accomplish these objectives, such expenditures during the three years ended April 30, 1997 were not a significant percentage of sales.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     The Company's automobile painting and paint manufacturing operations are subject to federal, state and local environmental regulations in many of the areas in which it operates. The Company believes its operations substantially comply with existing regulations in those geographic areas in which it now operates. The Company, since it manufactures its owns products, has the ability to modify and/or develop paint and paint related product formulations to reasonably ensure continued compliance with new and changing environmental regulations. In addition, since the Company primarily paints vehicles in its own colors, there is little or no waste product produced.

EMPLOYEES

     At April 30, 1997, the Company employed approximately 1,006 employees, of which 309 were sales, administrative, management or executive personnel and 697 were production personnel. Production employees are represented by the International Brotherhood of Teamsters with whom the current collective bargaining agreement became effective as of September 16, 1993 and extends through September 15, 1997. None of the Company's executive, administrative, shop management or clerical personnel are represented by a union. Management believes its employee relations are good.

ITEM 2. PROPERTIES

     The Company owns the land and buildings occupied by 71 of the Company's operating shops as of April 30, 1997. These properties are debt free. The remaining 87 of the Company's 158 shops operating at the end of fiscal 1997 were leased from outside third parties. The 158 shops are located in 137 cities in 31 states. During fiscal 1997 the Company opened 5 shops and closed 7 shops.

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

     The Company secures sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites that may be owned by the Company or sold and leased back by the Company under sale-and-leaseback arrangements. In many cases, the Company is able to lease or sublease existing buildings that have been previously used for other purposes, such as automobile repair shops. These sites must be suitable for the Company's needs, at a lease rate that is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new shops, the Company generally makes capital investments and incurs expenditures (excluding expenditures to purchase land, buildings or leasehold interest) of less than $100,000. These costs consist of paint and supply inventories, fixtures, equipment, signs and pre-opening expense.

     The majority of the Company's stores are in stand-alone sites on main streets and have adjacent parking facilities. Store hours are generally from 7:30 a.m. to 6:00 p.m. Monday through Friday and 8:00 a.m. to 12:00 p.m. on Saturday. The Company's shops are generally 6,000 square feet with new shops ranging from 4,000 square feet to 7,000 square feet and existing shops ranging in size from approximately 5,000 square feet to approximately 12,000 square feet.

     As of April 30, 1997, the Company had 4 parcels of real estate for sale. Upon sale, the Company should receive approximately $586,000 in cash. The properties had a net book value at April 30, 1997, of approximately $530,000 which are shown in the financial statements as Property held for sale. Any gain on the sale of these properties will be recognized when the properties are sold.

     The Company owns its corporate offices, located at 8737 Wilshire Boulevard, Beverly Hills, California 90211. The facility has three floors and approximately 10,500 square feet of office space. In addition, the

Company owns a manufacturing and warehousing facility in Springfield, Missouri. The Company manufactures and warehouses paint (and warehouses other supplies) in this facility until needed by the Company's shops. This facility occupies approximately 30,600 square feet. These properties are also debt free.

     The Company believes its operating properties are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in several legal proceedings and claims arising in the ordinary course of its business. Management believes that the final disposition of such matters should not have a material adverse effect on the Company's operations and/or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

     The Company's Annual Report to Shareholders for the year ended April 30, 1997 ("1997 Annual Report") is filed as Exhibit 13 to this Report on Form 10-K. The responses to Items 5, 6, 7 and 8 are contained in the 1997 Annual Report on the pages noted and are specifically incorporated herein by reference in this Report on Form 10-K. With the exception of these items, the 1997 Annual Report is not deemed filed as a part of this Report.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     "Market Information" appearing on page 15 of the 1997 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     "Selected Financial Data" appearing on page 15 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 4 through 6 of the 1997 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company appearing on pages 7 through 14 of the 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a Current Report on Form 8-K dated March 12, 1996 disclosing a change in its certifying accountant.

                                    PART III

ITEMS 10., 12., 13. AND 14.

     The information required by these items is contained in the Company's definitive Proxy Statement dated July 28, 1997 which relates to election of the Company's directors and which was filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and Report of Independent Auditors, appearing on pages 7 through 14 of the 1997 Annual Report, are filed as part of this Report on Form 10-K:

          For the Fiscal Years Ended April 30, 1997, 1996 and 1995:

        Consolidated Statements of Operations
        Consolidated Statements of Shareholders' Equity
        Consolidated Statements of Cash Flows

        Consolidated Balance Sheets as of April 30, 1997 and 1996

        Report of Independent Auditors

        2. FINANCIAL STATEMENT SCHEDULES

             None.

        3. EXHIBITS

             The Exhibits required to be filed hereunder are indexed on pages 8 through 9.

     (B) REPORTS ON FORM 8-K

         Not applicable.

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

                                          EARL SCHEIB, INC.

Date: July 28, 1997
                                          By      /s/  DANIEL A. SEIGEL
                                                      Daniel A. Seigel
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  SIGNATURES                                  TITLE                    DATE
-----------------------------------------------    ---------------------------    --------------

           By: /s/ DANIEL A. SEIGEL                President and Director          July 28, 1997
-----------------------------------------------    [Chief Executive Officer]
               Daniel A. Seigel

           By: /s/ DONALD R. SCHEIB                Chairman of the Board of        July 28, 1997
-----------------------------------------------    Directors
               Donald R. Scheib

          By: /s/ ALEXANDER L. KYMAN               Director                        July 28, 1997
-----------------------------------------------
              Alexander L. Kyman

           By: /s/ ROBERT L. SPENCER               Director                        July 28, 1997
-----------------------------------------------
               Robert L. Spencer

          By: /s/ PHILIP WM. COLBURN               Director                        July 28, 1997
-----------------------------------------------
              Philip Wm. Colburn

           By: /s/ ROBERT WILKINSON                Director                        July 28, 1997
-----------------------------------------------
               Robert Wilkinson

            By: /s/ JOHN D. BRANCH                 Senior Vice President and       July 28, 1997
-----------------------------------------------    Chief Financial Officer
                John D. Branch                     [Principal Financial and
                                                   Accounting Officer]

                                 EXHIBIT INDEX

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                                                                  PAGE
-------                                                                             ------------
 3(a)(1)    Certificate of Incorporation of Earl Scheib, Inc., dated December
            22, 1961, as amended, filed as Exhibit 3(a) to Registrant's
            Registration Statement No. 2-21540, effective as of August 7, 1963, and hereby incorporated herein by reference.........................
 3(a)(2)    Amendment to Certificate of Incorporation dated October 28, 1969, filed as Exhibit 1 to Registrant's Form 8-K Current Report for the
            month of October, 1969 and hereby incorporated herein by
            reference...........................................................
 3(a)(3)    Amendment to Certificate of Incorporation dated August 16, 1971, filed as Exhibit 1 to Registrant's Form 8-K Current Report for the
            month of August, 1971 and hereby incorporated herein by
            reference...........................................................
 3(a)(4)    Amendment to Certificate of Incorporation dated November 4, 1983, filed as Exhibit 3(a)(1) to Registrant's Form 8-K Current Report for
            the month of August, 1983 and hereby incorporated herein by reference...........................................................
 3(a)(5)    Amendment to Certificate of Incorporation dated October 2, 1986, as set forth in the Proxy Statement dated July 22, 1986 and
            Registrant's 10-Q Quarterly Report for the quarter ended July 31,
            1986 and hereby incorporated herein by reference....................
 3(b)       Amended and restated Bylaws of Earl Scheib, Inc., filed as an exhibit to Registrant's Current Report on Form 8-K dated August 15,
            1995, and hereby incorporated herein by reference...................
10(d)       Earl Scheib, Inc. 1982 Incentive Stock Option Plan, filed as Exhibit
            10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1982 and hereby incorporated herein by reference....
10(g)       Employment Agreement dated as of November 18, 1994 between
            Registrant and Daniel A. Seigel filed as Exhibit 10(g) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            April 30, 1995 ("1995 10-K") and hereby incorporated herein by reference...........................................................
10(h)       Stock Option Agreement dated as of November 30, 1994 between
            Registrant and Daniel A. Seigel filed as Exhibit 10(h) to the
            Registrant's 1995 Form 10-K and hereby incorporated herein by reference...........................................................
10(i)       Stock Option Agreement dated as of January 10, 1995 between
            Registrant and Christian Bement filed as Exhibit 10(i) to the
            Registrant's 1995 Form 10-K and hereby incorporated herein by reference...........................................................
10(j)       Employment Agreement dated as of November 18, 1994 between
            Registrant and Donald R. Scheib filed as Exhibit 10(k) to the
            Registrant's 1995 Form 10-K and hereby incorporated herein by reference...........................................................
10(k)       Earl Scheib, Inc. 1994 Performance Employee Stock Option Plan, June
            27, 1994 filed as Exhibit 10(l) to the Registrant's 1995 Form 10-K and hereby incorporated herein by reference.........................
10(l)       Earl Scheib, Inc. 1994 Board of Directors Stock Option Plan, June
            27, 1994 filed as Exhibit 10(m) to the Registrant's 1995 Form 10-K and hereby incorporated herein by reference.........................
10(m)       Agreement for Issuance of Letters of Credit dated as of February 16,
            1995 between Registrant and City National Bank, filed as Exhibit
            10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995, and hereby incorporated herein by
            reference...........................................................

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                                                                  PAGE
-------                                                                             ------------
10(n)       Employment Agreement dated as of March 25, 1996 between Registrant and John Branch.....................................................
13          1997 Annual Report to Stockholders of Earl Scheib, Inc. (not deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference)............
22          Subsidiaries of the Registrant filed as Exhibit 22 to Registrant's
            Annual Report on Form 10-K for the fiscal year ended April 30, 1991 and hereby incorporated herein by reference.........................
24.1        Consent of Prior Independent Auditors...............................
24.2        Consent of Current Independent Auditors.............................

                       EARL SCHEIB INC. AND SUBSIDIARIES

                            AVAILABILITY OF EXHIBITS

             ------------------------------------------------------

     The Company will furnish upon request copies of the exhibits indicated on pages 8 and 9 of the Form 10-K at a cost of 25c per page, which is the reasonable cost to the Company in fulfilling the request.