Form 10-Q
period 1997-07-31
SCHEIB EARL INC
filed 1997-09-12
CIK 87196

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER 1-4822

                            ------------------------

                               EARL SCHEIB, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-1759002
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           8737 WILSHIRE BOULEVARD
          BEVERLY HILLS, CALIFORNIA                             90211-2795
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 652-4880

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 10, 1997, the registrant had 4,590,728 shares of its Capital Stock, $1.00 par value, issued and outstanding.

================================================================================

                    This report contains a total of 8 pages.

                        PART I -- FINANCIAL INFORMATION

                               EARL SCHEIB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                         JULY 31,       APRIL 30,
                                                                           1997           1997
                                                                        -----------     ---------
                                                                        (UNAUDITED)
Current Assets:
  Cash and cash equivalents...........................................    $ 1,783        $  2,859
  Marketable securities...............................................      3,161             670
  Accounts receivable.................................................        327             582
  Inventories.........................................................      1,728           1,284
  Prepaid expenses....................................................      1,460           1,303
  Deferred income taxes...............................................        410             410
  Property held for sale..............................................        125             530
                                                                          -------         -------
          Total Current Assets........................................      8,994           7,638
Property and Equipment, net...........................................     18,232          18,012
Deferred Income Taxes.................................................      1,898           1,898
Other, Primarily Cash Surrender Value of Life Insurance...............      1,900           1,902
                                                                          -------         -------
          Total Assets................................................    $31,024        $ 29,450
                                                                          =======         =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable....................................................    $   547        $    474
  Accrued expenses....................................................      6,064           5,944
                                                                          -------         -------
          Total Current Liabilities...................................      6,611           6,418
                                                                          -------         -------
Deferred Management Compensation......................................      3,365           3,425
                                                                          -------         -------
Capitalized Leases....................................................        327             354
Shareholders' Equity:
  Capital stock $1 par -- shares authorized 12,000,000; issued and
     outstanding 4,591,000 and 4,589,000..............................      4,591           4,589
  Additional paid-in capital..........................................      5,601           5,596
  Retained earnings...................................................     10,529           9,068
                                                                          -------         -------
          Total Shareholders' Equity..................................     20,721          19,253
                                                                          -------         -------
          Total Liabilities and Shareholders' Equity..................    $31,024        $ 29,450
                                                                          =======         =======

                               EARL SCHEIB, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                JULY 31,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Net sales................................................................  $14,755     $14,640
Cost of sales............................................................    9,637       9,369
                                                                           -------     -------
Gross profit.............................................................    5,118       5,271
Selling and administrative expense.......................................    3,372       4,043
                                                                           -------     -------
Operating income.........................................................    1,746       1,228
Other income (expense)...................................................      (28)        426
                                                                           -------     -------
Income before income taxes...............................................    1,718       1,654
Income taxes.............................................................      257          31
                                                                           -------     -------
Net income...............................................................  $ 1,461     $ 1,623
                                                                           =======     =======
Net income per share.....................................................  $  0.31     $  0.34
                                                                           =======     =======

                               EARL SCHEIB, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                                 JULY 31,
                                                                            ------------------
                                                                             1997        1996
                                                                            -------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities...............................  $ 1,860     $1,838
                                                                            -------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................     (768)      (925)
  Proceeds from disposal of property and equipment........................      358      1,207
  (Investment) reduction in marketable securities.........................   (2,491)       293
  Other -- net............................................................      (15)       (45)
                                                                            -------     ------
  Net cash provided by (used in) investing activities.....................   (2,916)       530
                                                                            -------     ------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options.................................        7         12
  Principal payments on capitalized leases................................      (27)        --
                                                                            -------     ------
  Net cash provided by (used in) financing activities.....................      (20)        12
                                                                            -------     ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:.....................   (1,076)     2,380
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD...........................................................    2,859      1,827
                                                                            -------     ------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD........................  $ 1,783     $4,207
                                                                            =======     ======
Supplemental Disclosure Of Cash Flow Information:
Income taxes refunded (paid)..............................................  $   (35)    $1,657
                                                                            =======     ======

                               EARL SCHEIB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION

     The condensed financial statements have been prepared by Earl Scheib, Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company's business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended April 30, 1997, and the notes thereto included in the Company's Form 10-K.

NOTE 2. INVENTORIES

     Inventories consist of the following:

                                                                JULY 31,     APRIL 30,
                                                                  1997         1997
                                                                --------     ---------
            Finished goods....................................   $ 1,853      $ 1,577
            Raw materials.....................................       485          317
            LIFO reserve......................................      (610)        (610)
                                                                  ------       ------
                      Total inventories.......................     1,728      $ 1,284
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

NOTE 4. EARNINGS PER SHARE

     Earnings per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalents when dilutive (using the modified treasury stock method). Fully diluted amounts for each period do not differ materially from amounts presented. The weighted average number of shares used to compute earnings per share were 4,737,000 for the quarter ended July 31, 1997 and 4,718,000 for the quarter ended July 31, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

QUARTER ENDED JULY 31, 1997 ("FIRST QUARTER OF 1998") COMPARED TO THE QUARTER ENDED JULY 31, 1996 ("FIRST QUARTER OF 1997")

     Total sales during the First Quarter of 1998 increased by $115 or 0.8% compared to the 1997 First Quarter which consisted of same shop (shops open one year or more) sales increases of $39 or 0.3% compared to the respective prior year period. The remaining increase in sales is due to three new shops being included in First Quarter of 1998 compared to the First Quarter of 1997. The increase in sales resulted primarily from new products offered to customers (including the Company's new Europaint(TM)) and improvements in shop operations. First Quarter of 1998 sales were up notwithstanding a 27% decrease in advertising and strong comparable shop sales in the First Quarter of 1997, up 24% over the same period in 1996.

     Gross profit dollars in the First Quarter of 1998 decreased by $153 compared to the First Quarter of 1997 due mainly to a decrease in gross profit margins partially offset by gross margin dollars from increased sales. Gross profit margins decreased from 36.0% to 34.7% due to the higher material costs related to the use of the Company's new Europaint(TM) and higher depreciation charges related to the remodeling of the Company's shops to the New Earl Scheib format.

     Selling, general and administrative expense decreased by $671 or 4.7% of sales in the First Quarter of 1998 compared to the First Quarter of 1997. Advertising expense accounted for $478 of the decrease due, in part, to the elimination of various image advertising and the insourcing of the advertising department, while other selling, general and administrative expenses decreased a net of $193 primarily as a result of the elimination of various incentive programs at the field level (which management did not believe were productive).

     Other income (expense) consists of the net gains and losses from sales of excess real estate and interest income, net of interest expense. During the First Quarter of 1998, the Company sold 2 properties for a net loss of $64 compared to a net gain of $383 in the First Quarter of 1997. Interest income, generated from the investment of cash in short-term instruments, was $36 in the First Quarter of 1998 and $43 in the First Quarter of 1997. This decrease in net interest income resulted mainly from interest expense on capitalized leases in the First Quarter of 1998.

     In the fiscal year ended April 30, 1996, the Company did not recognize its entire net operating loss carryforward as a tax benefit for financial reporting purposes. Accordingly, tax benefits from the 1996 net operating loss carryforward were available to partially offset the Company's financial federal tax provision for the First Quarter of 1998 and fully offset the Company's financial federal tax provision for the First Quarter of 1997. Due to income allocation and state income tax laws, the Company did have income tax liabilities in some states in both the First Quarter of 1998 and the First Quarter of 1997 for which the Company provided $68 and $31, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements are based upon its seasonal working capital needs (the first and second quarters and occasionally the fourth quarter usually have positive cash flow from operations while the third and occasionally the fourth quarters are net users of cash) and its capital requirements for improvements in existing shops and for new shops.

     As of July 31, 1997, the Company had current assets of $8,994 and current liabilities of $6,611 for a net working capital position of $2,383. The Company has no long-term debt except for its deferred management compensation plan (which is largely funded through the cash surrender value of various life insurance policies the company maintains) and two capital leases. During the fiscal year ending April 30, 1998 ("Fiscal 1998") the Company plans to open up to 20 new shops (depending upon the availability of locations) and perform various improvements for an estimated cost of $2.4 million.

     In the First Quarter of 1998 the Company had capitalized expenditures of $768 (which are included in the $2.4 million of cash requirements described in the previous paragraph) which were financed largely through proceeds from operations and the sale of 2 properties with net proceeds of $358. The Company expects that future cash flow from operations will be enhanced by these capital additions.

     During the First Quarter of 1998, net cash provided by operations was $1,860, a 1.1% increase over the amount of cash provided in the First Quarter of 1997. Due to improved operating performance, management believes that cash flow from operations will be greater in Fiscal 1998 than for the fiscal year ended April 30, 1997.

     The other major source of cash flow for the Company in the past has been the sale of excess real estate. The Company owns 75 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be used as security to obtain outside financing. In addition, the Company has insurance policies on several employees which have a combined cash surrender value of $1,678. If necessary the Company could either borrow against these policies or liquidate these policies; however, management currently does not believe that either of these actions is necessary and has no current plans to seek outside financing.

     In addition, the Company has an operating loss carryforward of approximately $2,200 for tax purposes. Accordingly, the amount of taxes in fiscal 1998 which the Company would normally pay from the improvement in operations will be greatly reduced or eliminated.

     Management believes that internally generated funds will be more than adequate to satisfy its anticipated cash requirements in fiscal 1998.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of the renovation of a majority of the Company's operating paint shops to the "New Earl Scheib Shop" format, the impact of the Company's new Europaint(TM), the impact of advertising and promotional activities and the effect of the Company's accounting policies.