Form 10-Q/A
period 1997-07-31
SCHEIB EARL INC
filed 1997-09-15
CIK 87196

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27 Financial Data Schedule, Article 5 is filed herein.

     (b) The Registrant has not filed any Current Reports on Form 8-K during the quarter ended July 31, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EARL SCHEIB, INC.

                                          --------------------------------------
                                            Registrant

Dated: September 12, 1997                 /s/ Daniel A. Seigel

                                          --------------------------------------
                                             Daniel A. Seigel, President and
                                                 Chief Executive Officer

Dated: September 12, 1997                 /s/ John D. Branch

                                          --------------------------------------
                                          John D. Branch, Senior Vice President
                                                           and
                                                 Chief Financial Officer