Form 10-Q
period 1997-10-31
SCHEIB EARL INC
filed 1997-12-10
CIK 87196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



       (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 1997

                                       OR


          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from________to______

                          Commission file number 1-4822

                                EARL SCHEIB, INC.
            --------------------------------------------------------
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

                               Yes   X     No
                                   -----      -----

        As of November 26, 1997 the registrant had 4,590,728 shares of its Capital Stock, $1.00 par value, issued and outstanding.

        This report contains a total of 9 pages.

                           PART I-FINANCIAL INFORMATION


                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                             Unaudited
                                                            October 31,      April 30,
ASSETS                                                         1997             1997
------                                                      -----------      ---------
Current Assets:
   Cash and cash equivalents                                  $ 4,261        $ 2,859
   Marketable securities                                        1,435            670
   Accounts receivable                                            371            582
   Inventories                                                  1,670          1,284
   Prepaid expenses                                             1,436          1,303
   Deferred income taxes                                          410            410
   Property held for sale                                         125            530
                                                              -------        -------

      Total Current Assets                                      9,708          7,638

Property and Equipment, net                                    18,287         18,012

Deferred Income Taxes                                           1,898          1,898

Other, Primarily Cash Surrender Value
  of Life Insurance                                             1,931          1,902
                                                              -------        -------

      Total Assets                                            $31,824        $29,450
                                                              =======        =======



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                                           $   428        $   474
   Accrued expenses                                             6,283          5,944
                                                              -------        -------

      Total Current Liabilities                                 6,711          6,418
                                                              -------        -------

Deferred Management Compensation                                3,393          3,425
                                                              -------        -------

Capitalized leases                                                290            354
                                                              -------        -------

Commitments and Contingencies                                       -              -

Shareholders' Equity:
   Capital stock $1 par - shares authorized 12,000,000;
      issued and outstanding 4,591,000 and 4,589,000            4,591          4,589
   Additional paid-in capital                                   5,601          5,596
   Retained earnings                                           11,238          9,068
                                                              -------        -------

      Total Shareholders' Equity                               21,430         19,253
                                                              -------        -------

      Total Liabilities and Shareholders' Equity              $31,824        $29,450
                                                              =======        =======

                                EARL SCHEIB, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (unaudited)


                                 Three Months Ended         Six Months Ended
                                     October 31                October 31,
                                --------------------      --------------------
                                  1997         1996         1997         1996
                                -------      -------      -------      -------
Net sales                       $13,900      $13,290      $28,655      $27,930

Cost of sales                     9,602        9,249       19,239       18,618
                                -------      -------      -------      -------

Gross profit                      4,298        4,041        9,416        9,312

Selling and administrative
   expense                        3,216        3,796        6,588        7,839
                                -------      -------      -------      -------

Operating income                  1,082          245        2,828        1,473

Other income                         37           73            9          499
                                -------      -------      -------      -------

Income before income taxes        1,119          318        2,837        1,972

Income taxes                        410           26          667           57
                                -------      -------      -------      -------

Net income                      $   709      $   292      $ 2,170      $ 1,915
                                =======      =======      =======      =======

Earnings per share              $  0.15      $   .06      $  0.46      $   .40
                                =======      =======      =======      =======

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                Six Months Ended
                                                                   October 31,
                                                              ---------------------
                                                                1997          1996
                                                              -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities                  $ 3,503       $ 2,781
                                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (1,583)       (1,645)
   Proceeds from sale of property and equipment                   358         1,414
   Investment in marketable securities                           (765)         (633)
   Other - net                                                    (54)         (117)
                                                              -------       -------
   Net cash used in investing activities                       (2,044)         (981)
                                                              -------        -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                          7            12
   Principal payments on capitalized leases                       (64)            -
                                                              -------       -------
   Net cash provided by (used in) financing activities            (57)           12
                                                              -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS:                      1,402         1,812

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD        2,859         1,827
                                                              -------       -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD            $ 4,261       $ 3,639
                                                              =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes refunded (paid)                                  $   (47)      $ 1,625
                                                              =======       =======

                                EARL SCHEIB, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1.  BASIS OF PRESENTATION

        The condensed financial statements have been prepared by Earl Scheib, Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company's business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended April 30, 1997 ("Fiscal 1997") and the notes thereto included in the Company's Form 10-K.

NOTE 2. INVENTORIES

        Inventories consist of the following:

                                              October 31,          April 30,
                                                  1997               1997
                                              -----------          ---------
                Finished goods                  $ 1,731            $ 1,577
                Raw materials                       549                317
                LIFO reserve                       (610)              (610)
                                                -------            -------
                  Total inventories             $ 1,670            $ 1,284
                                                =======            =======

NOTE 3. INCOME TAXES

        In the first quarter of Fiscal 1997, the Company received federal income tax refunds of $1,696 resulting from the application of net operating loss carrybacks. The refund is currently deferred on the Company's balance sheet and will be recognized as tax benefits in the Company's future statement of operations upon the resolution of various uncertainties.

NOTE 4. COMMITMENTS AND CONTINGENCIES

        The Company is involved in legal proceedings and claims some of which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these legal matters should not materially affect the Company's financial statements.

NOTE 5. EARNINGS PER SHARE

        Earnings per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalents when dilutive (using the modified treasury stock method). The weighted average number of shares used to compute earnings per share for the quarters ended October 31, 1997 and 1996 were 4,824,000 and 4,741,000, respectively. The weighted average number of shares used to compute earnings per share for the six months ended October 31, 1997 and 1996 were 4,722,000 and 4,741,000, respectively. Fully diluted amounts for each period do not differ materially from amounts presented

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)



QUARTER ENDED OCTOBER 31, 1997 ("1998 SECOND QUARTER") COMPARED TO THE QUARTER ENDED OCTOBER 31, 1996 ("1997 SECOND QUARTER")

        Net sales during the 1998 Second Quarter increased by $610 or 4.6% which consisted of same shop (shops open one year or more) sales increases of $463 or 3.6% compared to the 1997 Second Quarter. The increase in sales resulted primarily from new products (including the Company's new Europaint(TM) and Euroclear(TM)) offered to customers and improvements in shop operations.

        Gross profit dollars in the 1998 Second Quarter increased by $257 compared to the 1997 Second Quarter due mainly to the increase in sales discussed above. Gross profit margins increased from 30.4% to 30.9% due to increased sales volumes spreading fixed costs over a larger number of sales dollars, partially offset by the additional costs associated with the Company's new Europaint(TM).

        Selling and administrative expense decreased by $580 or 5.5% of sales in the 1998 Second Quarter compared to the 1997 Second Quarter. Advertising expense accounted for $460 of the decrease due, in part, to the discontinuance of advertising to introduce the New Earl Scheib Shop format and insourcing of the advertising department, while other selling and administrative expenses decreased a net of $120 primarily as a result of lower insurance expenses.

        Other income consists of gains from sales of excess real estate and interest income. Net interest income (generated from the investment of cash in short-term investments) was $45 in the 1998 Second Quarter and $37 in the 1997 Second Quarter.

        In the fiscal year ended April 30, 1996 ("Fiscal 1996"), the Company did not recognize its entire net operating loss carryforward as a tax benefit for financial reporting purposes. Accordingly, tax benefits from the Fiscal 1996 net operating loss carryforward were available to more than offset the Company's financial federal tax provision for the 1997 Second Quarter. Income taxes were provided at the Company's effective tax rate for the 1998 Second Quarter. Due to income allocation and state income tax laws, the Company did have income tax liabilities for the 1997 Second Quarter in some states for which the Company provided $26.

SIX MONTHS ENDED OCTOBER 31, 1997 ("FIRST SIX MONTHS OF FISCAL 1998") COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1996 ("FIRST SIX MONTHS OF FISCAL 1997" OR "PRIOR YEAR PERIOD")

        Net sales for the First Six Months of Fiscal 1998 increased by $725 or 2.6% compared to the Prior Year Period which consisted of same shop (shops open one year or more) sales increases of $731 or 2.8% compared to the Prior Year Period, partially offset by 1 less shop in the First Six Months of Fiscal 1998 compared to the Prior Year Period. The increase in sales resulted primarily from increased new products offered to customers (including the Company's new Europaint(TM) and Euroclear(TM)) and improvements in shop operations.

        Gross profit dollars in the First Six Months of Fiscal 1998 increased by $104 compared to the First Six Months of Fiscal 1997 due mainly to the increase in sales discussed above. Gross profit margins decreased slightly from 33.3% to 32.9% of sales in the First Six Months of Fiscal 1998 compared to the Prior Year Period as a result of the additional costs associated with the Company's new Europaint(TM) partially offset by increased sales volumes spreading fixed costs over a larger number of sales dollars.

        Selling and administrative expense decreased by $1,251 or 5.1% of sales compared to the prior year period. Advertising expense accounted for $938 of the decrease due to the discontinuance of image advertising to introduce the New Earl Scheib Shop format which ran in the first and second quarters of Fiscal 1997 and the insourcing of the majority of the Company's advertising work in the third quarter of Fiscal 1997. Other selling and administrative expenses decreased a net of $313 primarily as a result of the discontinuance of certain incentive programs at the field level implemented in the first and second quarters of Fiscal 1997 and decreases in the cost of various types of insurance in the First Six Months of Fiscal 1998.

        Other income consists of gains from sales of excess real estate and interest income. During the First Six Months of Fiscal 1998, the Company sold 2 properties for a net loss of $72 compared to a net gain of $419 from the sale of 10 properties in the Prior Year Period. Net interest income (generated from the investment of cash in short-term instruments) was $81 in the First Six Months of Fiscal 1998 compared to $80 in the Prior Year Period.

        In Fiscal 1996 the Company did not recognize its entire net operating loss carryforward as a tax benefit for financial reporting purposes. Accordingly, tax benefits from the Fiscal 1996 net operating loss carryforward were available to partially offset the Company's financial federal tax provision for the First Six Months of Fiscal 1998 and fully offset the Company's financial federal tax provision for the Prior Year Period. Due to income allocation and state income tax laws, the Company had income tax liabilities in some states in the First Six Months of Fiscal 1997 for which the Company provided $57.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements are based upon its seasonal working capital needs (the first and second quarters and occasionally the fourth quarter usually generate positive cash flow from operations while the third and occasionally the fourth quarters are usually net users of cash) and its capital requirements for improvements to existing shops and for expansion.

        As of October 31, 1997, the Company had current assets of $9,708 and current liabilities of $6,711 for a net working capital position of $2,997. The Company has no long-term debt except for its deferred management compensation plan which is largely funded through the cash surrender value of various life insurance policies owned by the Company and two capital leases. During the fiscal year ending April 30, 1998 ("Fiscal 1998") the Company plans to open up to 12 to 14 new shops (depending upon the availability of locations) and perform various capital improvements to the Company's other shops and factory for an estimated total cost of $2.8 million.

        In the First Six Months of Fiscal 1998, the Company had capitalized expenditures of $1,583 (which are included in the $2.8 million of cash requirements described in the previous paragraph) which were financed largely through cash flow from operations and the sale of two shops, which generated net cash proceeds of $358. The Company expects that future cash flow from operations will be enhanced by these capital additions.

        During the First Six Months of Fiscal 1998, net cash provided by operations was $3,503, a 26.0% or $722 increase in net cash provided by operations in the Prior Year Period. The increase in cash provided from operations resulted mainly from the increase in earnings before depreciation of $499.

        The other major source of cash flow for the Company has been the sale of excess real estate. The Company has 75 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be used as security to obtain outside financing. In addition, the Company has insurance policies on several employees which have a combined cash surrender value of $1,712. If necessary, the Company could either borrow against or liquidate these policies. However, management currently does not believe that either of these actions is necessary and has no current plans to seek outside financing.

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

LABOR NEGOTIATIONS

        The Company's collective bargaining agreement (the "Agreement") with the International Brotherhood of Teamsters ("the Teamsters" or the "Union") expired September 15, 1997. Prior to this period and up through the date of this report, the Company has been in negotiations with the Union. A new Agreement has not been finalized and management does not know when an Agreement with the Teamsters will be finalized and approved by the Union. Company employees have continued to work since the expiration of the collective bargaining agreement. At this time, management of the Company does not know what the ultimate outcome of the negotiation with the Union will be.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE
 SECURITIES LITIGATION REFORM ACT OF 1995

        The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of the Company's new Europaint(TM) the impact of advertising and promotional activities, the potential adverse effects of certain litigation and the impact of the Company's negotiations with the Union.

                           PART II - OTHER INFORMATION


Item  4.  Submission of Matters to a Vote of Security Holders

        On September 5, 1997, the Registrant held its Annual Meeting of Shareholders. The only matter to be voted on was the election of directors. All nominees were elected as follows:


                      Nominee                   For          Against        Abstain
                      -------                ---------       -------        -------
                Christian K. Bement          3,860,047        11,095           0
                Stuart D. Buchalter          3,864,067         7,075           0
                Philip Wm. Colburn           3,863,847         7,295           0
                Alexander L. Kyman           3,863,847         7,295           0
                Donald R. Scheib             3,864,067         7,075           0
                Daniel A. Seigel             3,860,047        11,095           0
                Robert L. Spencer            3,859,847        11,295           0


Item  6.  Exhibits and Reports on Form 8-K


        (a) Exhibit 27 Financial Data, Article 5 is filed herein.

        (b) The Registrant was not required to file any Current Reports on Form 8-K during the quarter ended October 31, 1997.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EARL SCHEIB, INC.
                                     Registrant



December 9, 1997                  /s/ Daniel A. Seigel
----------------                  ---------------------------------------------
     Dated                          Daniel A. Seigel, President and
                                    Chief Executive Officer




December 9, 1997                  /s/ John D. Branch
----------------                  ---------------------------------------------
     Dated                          John D. Branch, Senior Vice President and
                                    Chief Financial Officer