Form 10-Q
period 1998-01-31
SCHEIB EARL INC
filed 1998-03-13
CIK 87196

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549




      (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 1998

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

                               Yes [X]  No [ ]

    As of March 6, 1998, the registrant had 4,613,478 shares of its Capital Stock, $1.00 par value, issued and outstanding.

    This report contains a total of 10 pages.

                          PART I-FINANCIAL INFORMATION


                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                              Unaudited
                                                              January 31,    April 30,
ASSETS                                                            1998          1997
                                                              -----------   -----------

Current Assets:
   Cash and cash equivalents                                  $     2,853   $     2,859
   Marketable securities                                              400           670
   Accounts receivable                                                388           582
   Inventories                                                      1,712         1,284
   Prepaid expenses                                                 1,443         1,303
   Deferred income taxes                                              410           410
   Property held for sale                                             125           530
                                                              -----------   -----------

      Total Current Assets                                          7,331         7,638

Property and Equipment, net                                        18,327        18,012

Deferred Income Taxes                                               1,898         1,898

Other, Primarily Cash Surrender Value
  of Life Insurance                                                 2,004         1,902
                                                              -----------   -----------
      Total Assets                                            $    29,560   $    29,450
                                                              ===========   ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                           $       493   $       474
   Accrued expenses                                                 5,163         5,944
                                                              -----------   -----------

      Total Current Liabilities                                     5,656         6,418
                                                              -----------   -----------

Deferred Management Compensation                                    3,372         3,425
                                                              -----------   -----------

Long-term Liabilities                                                 260           354
                                                              -----------   -----------

Commitments and Contingencies (Note 4)                               --            --

Shareholders' Equity:
   Capital stock $1 par - shares authorized 12,000,000;
      issued and outstanding 4,601,000 and 4,589,000
                                                                    4,601         4,589
   Additional paid-in capital                                       5,655         5,596
   Retained earnings                                               10,016         9,068
                                                              -----------   -----------
      Total Shareholders' Equity                                   20,272        19,253
                                                              -----------   -----------

      Total Liabilities and Shareholders' Equity
                                                              $    29,560   $    29,450
                                                              ===========   ===========

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (unaudited)


                                        Three Months Ended              Nine Months Ended
                                            January 31,                     January 31,
                                      ------------------------        -----------------------
                                        1998            1997            1998           1997
                                      --------        --------        --------       --------

Net sales                             $  8,490        $  7,869        $ 37,145       $ 35,799

Cost of sales                            7,595           7,204          26,834         25,822
                                      --------        --------        --------       --------

Gross profit                               895             665          10,311          9,977

Selling and administrative
   expense                               2,782           2,640           9,370         10,479
                                      --------        --------        --------       --------

Operating income (loss)                 (1,887)         (1,975)            941           (502)

Other income                                34             295              43            794
                                      --------        --------        --------       --------

Income (loss) before income
   taxes                                (1,853)         (1,680)            984            292

Income tax (benefit)                      (631)            (28)             36             29
                                      --------        --------        --------       --------

Net income (loss)                     $ (1,222)       $ (1,652)       $    948       $    263
                                      ========        ========        ========       ========

Basic earnings (loss) per share
   (Note 5)                           $  (0.27)       $  (0.36)       $   0.21       $   0.06
                                      ========        ========        ========       ========

Diluted earnings (loss) per
share (Note 5)                        $  (0.27)       $  (0.36)       $   0.20       $   0.06
                                      ========        ========        ========       ========

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                       January 31,
                                                                 ----------------------
                                                                   1998           1997
                                                                 -------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities                     $ 1,752        $   199
                                                                 -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (2,261)        (2,376)
   Proceeds from sale of property and equipment                      358          2,159
   Reduction (investment) in marketable securities                   270           (385)
   Other - net                                                      (102)          (143)
                                                              -----------   -----------
   Net cash used in investing activities                          (1,735)          (745)
                                                              -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                            71             34
   Principal payments on capitalized leases                          (94)          --
                                                                 -------        -------

   Net cash provided by (used in)financing activities                (23)            34
                                                                 -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                            (6)          (512)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD           2,859          1,827
                                                                 -------        -------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD               $ 2,853        $ 1,315
                                                                 =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Income taxes refunded (paid)                                  $   (66)       $ 1,612
                                                                 =======        =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES:

The Company reclassified $795 of property to Assets Held For Sale during the third quarter 1997 and entered into two capital leases totaling $493.

                                EARL SCHEIB, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1. BASIS OF PRESENTATION

    The condensed financial statements have been prepared by Earl Scheib, Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company's business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended April 30, 1997, ("Fiscal 1997") and the notes thereto included in the Company's Form 10-K.

NOTE 2. INVENTORIES

    Inventories consist of the following:

                    January 31,     April 30,
                       1998           1997
                    -----------     ---------
Finished goods       $ 1,773        $ 1,577
Raw materials            549            317
LIFO Reserve            (610)          (610)
                     -------        -------
  Inventories        $ 1,712        $ 1,284
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

NOTE 5. EARNINGS PER SHARE

    The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, for the period ended January 31, 1998. SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all diluted securities. The only diluted securities the Company has outstanding are stock options issued to the Company's Board of Directors, management and employees.

    The weighted average number of shares used to calculate Basic Earnings Per Share was 4,594,000 and 4,574,000 for the three month periods ended January 31, 1998 and 1997, respectively. Diluted Earnings Per Share were the same as Basic Earnings Per Share. Excluded from the Diluted Earnings Per Share computation were 228,000 and 40,000 options in the three month periods ended January 31, 1998 and 1997, respectively. These options were excluded from the Diluted Earnings Per Share computation because they were antidilutive.

    The weighted average number of shares used to calculate Basic Earnings Per Share was 4,592,000 and 4,571,000 for the nine month periods ended January 31, 1998 and 1997, respectively. The weighted average number of shares used to calculate Diluted Earnings Per Share were 4,745,000 for the nine month period ended January 31, 1998, and 4,682,000 for the nine month period ended January 31, 1997. The effect of diluted securities which consisted wholly of stock options in increasing the weighted average shares outstanding was 153,000 and 111,000 shares for the nine month periods ended January 31, 1998 and 1997, respectively.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

QUARTER ENDED JANUARY 31, 1998 ("1998 THIRD QUARTER") COMPARED TO THE QUARTER ENDED JANUARY 31, 1997 ("1997 THIRD QUARTER")

    Net sales during the 1998 Third Quarter increased by $621 or 7.9% which consisted of same shop (shops open one year or more) sales increases of $531 or 7.1% compared to the 1997 Third Quarter. The remaining increase in sales is due to a increase in sales from new shops opened since the 1997 Third Quarter partially offset by the loss of sales from shops closed since the 1997 Third Quarter. The increase in sales resulted primarily from new products (including the Company's new Europaint(R) and Euroclear(R)) offered to customers and improvements in shop operations.

    Gross profit dollars in the 1998 Third Quarter increased by $230 compared to the 1997 Third Quarter due mainly to the increase in sales discussed above. Gross profit margins increased from 8.5% to 10.5% due to increased sales volumes spreading fixed costs over a larger number of sales dollars, partially offset by the additional costs associated with the Company's new Europaint(R).

    Selling and administrative expense increased by $142 which represents a decrease of 0.7% of sales in the 1998 Third Quarter compared to the 1997 Third Quarter. Advertising expense decreased $106 due, in part, to the discontinuance of advertising to introduce the New Earl Scheib Shop format and insourcing of the advertising department, while other selling and administrative expenses increased a net of $248 primarily as a result of the loss of income from subleases on properties sold, payroll costs associated with the expansion of the real estate department and payroll costs associated with the establishment of a sales force to sell to fleet accounts.

    Other income consists of gains from sales of excess real estate and interest income. Net interest income (generated from the investment of cash in short-term investments) was $34 in the 1998 Third Quarter and $49 in the 1997 Third Quarter. During the 1997 Third Quarter, the Company sold 3 properties for a net gain of $246 compared to no property sales in the 1998 Third Quarter.

    In the 1998 Third Quarter the Company recognized a federal income tax benefit due to the operating loss for the quarter. The amount of the benefit was limited by the income tax provisions recorded in the prior two quarters. No federal income tax benefit or provision was recorded for the 1997 Third Quarter due to the Company having a financial net operating loss carryforward. Due to income allocation and state income tax laws, the Company had an income tax benefit for the 1998 and 1997 Third Quarter in some states for which the Company benefited $77 and $28, respectively.

NINE MONTHS ENDED JANUARY 31, 1998 ("FIRST NINE MONTHS OF FISCAL 1998") COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1997 ("FIRST NINE MONTHS OF FISCAL 1997" OR "PRIOR YEAR PERIOD")

    Net sales for the First Nine Months of Fiscal 1998 increased by $1,346 or 3.8% compared to the Prior Year Period which consisted of same shop (shops open one year or more) sales increases of $1,755 or 5.2% compared to the Prior Year Period and $815 in sales from shops open less than one year, partially offset by $1,224 less sales from shops closed during the past year. The increase in sales resulted primarily from increased new products offered to customers (including the Company's new Europaint(R) and Euroclear(R)) and improvements in shop operations.

    Gross profit dollars in the First Nine Months of Fiscal 1998 increased by $334 compared to the First Nine Months of Fiscal 1997 due mainly to the increase in sales discussed above. Gross profit margins remained relatively the same between the First Nine Months of Fiscal 1998 and 1997.

    Selling and administrative expense decreased by $1,109 or 4.1% of sales compared to the prior year period. Advertising expense accounted for $1,044 of the decrease due to the insourcing of the majority of the Company's advertising work in the third quarter of Fiscal 1997. Other selling and administrative expenses decreased a net of $65.

    Other income consists of gains from sales of excess real estate and interest income. During the First Nine Months of Fiscal 1998, the Company sold 2 properties for a net loss of $72 compared to a net gain of $665 from the sale of 13 properties in the Prior Year Period. Net interest income (generated from the investment of cash in short-term instruments) was $115 in the First Nine Months of Fiscal 1998 compared to $129 in the Prior Year Period.

    In Fiscal 1996 the Company did not recognize its entire net operating loss carryforward as a tax benefit for financial reporting purposes. Accordingly, tax benefits from the Fiscal 1996 net operating loss carryforward were available to fully offset the Company's financial federal tax provision for the First Nine Months of Fiscal 1998 and for the Prior Year Period. Due to income allocation and state income tax laws, the Company had income tax liabilities in some states in the First Nine Months of Fiscal 1998 and 1997 for which the Company provided $36 and $29, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansion. The first and second quarters and occasionally the fourth quarter have positive cash flow from operations while the third and occasionally the fourth quarters are net users of cash.

    As of January 31, 1998, the Company had current assets of $7,331 and current liabilities of $5,656 for a net working capital position of $1,675. The Company has no long-term debt except for its deferred management compensation plan (which is largely funded through the cash surrender value of various life insurance policies the company maintains) and 2 capital leases. During the fiscal year ending April 30, 1998 ("Fiscal 1998") the Company has opened 7 new shops and plans to open 3 to 5 additional new shops and perform various improvements for an estimated total cost of $3.3 million. During Fiscal 1998 the Company closed 10 shops of which 8 shops were closed permanently and 2 shops were closed temporarily for the winter season. At the current time the Company has no plans to close any additional shops.

    In the First Nine Months, the Company had capitalized expenditures of $2,261 (which are included in the $3.3 million of cash requirements described in the previous paragraph) which were financed largely through cash flow from operations. The Company expects that future cash flow from operations will be enhanced by these capital additions.

    During the First Nine Months, net cash provided by operations increased $1,553 over the amount provided in the nine months ended January 31, 1997. The increase in cash flow resulted from improvements from earnings before interest, taxes and depreciation ($1,787) partially offset by the use of cash to finance other working capital components

    The Company has 75 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be used as security to obtain outside financing. In addition, the Company has insurance policies on several employees which have a combined cash surrender value of $1,746. If necessary, the Company could either borrow against or liquidate these policies. However, management currently does not believe that either of these actions is necessary and has no current plans to seek outside financing.

    In addition, the Company has an operating loss carryforward of approximately $2,200 for tax purposes. Accordingly, the amount of taxes in Fiscal 1998 which the Company would normally pay from the improvement in operations will be greatly reduced or eliminated.

    Management believes that internally generated funds will be more than adequate to satisfy its anticipated cash requirements for the remainder of Fiscal 1998.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE
 SECURITIES LITIGATION REFORM ACT OF 1995

    The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of the Company's new Europaint(R) the impact of advertising and promotional activities, the potential adverse effects of certain litigation and the impact of the Company's union negotiations

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


    (a) Exhibit 27 Financial Data , Article 5 is filed herein.

    (b) The Registrant was not required to file any Current Reports on Form 8-K during the quarter ended January 31, 1998.



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EARL SCHEIB, INC.
                                    Registrant



March 13, 1998                  /s/ Daniel A. Seigel
--------------                  -----------------------------------------------
     Dated                          Daniel A. Seigel, President and
                                    Chief Executive Officer





March 13, 1998                  /s/ John D. Branch
--------------                  -----------------------------------------------
     Dated                          John D. Branch, Senior Vice President and
                                    Chief Financial Officer