Form 10-K
period 1998-04-30
SCHEIB EARL INC
filed 1998-07-27
CIK 87196

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

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM __________________ TO ___________________


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

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
        Capital Stock, $1.00 Par Value                    American Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     As of July 15, 1998 the registrant had 4,660,182 shares of its Capital Stock, $1.00 par value, issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was $33,203,797 (approximately based upon the closing price of the Capital Stock on the American Stock Exchange on such date).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended April 30, 1998 are incorporated into Part II by reference.

     Portions of the registrant's Proxy Statement dated July 27, 1998 for use at the registrant's annual meeting of shareholders are incorporated into Part III by reference.

================================================================================

                                     PART I

ITEM 1. BUSINESS

General

     Earl Scheib, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company") is celebrating over 60 years in the automobile paint and repair business as the successor to a business founded as a sole proprietorship by Earl A. Scheib in 1937. The Company's principal executive offices are located at 8737 Wilshire Boulevard, Beverly Hills, California 90211. The Company maintains personnel, systems, advertising, real estate and accounting functions at its principal executive offices. See ITEM 2. "Properties."

     At April 30, 1998, the Company operated a chain of 163 automobile production paint and body shops which specialize in affordably priced repainting of automobiles and performing body repairs other than major collision repair, frame straightening, or axle work. The Company also offers the replacement of certain car body parts using new, used and after-market parts, glass replacement as well as factory style pinstriping, molding and vinyl top replacement. All of the Company's sales take place in either cash or credit cards with the exception of the Company's fleet sales which may be made upon credit terms.

     The Company's shops operate under the name of the New Earl Scheib Paint and Body Shop. The Company's shops are located in 140 cities throughout the United States with 52 shops in California.

     In November, 1994, management of the Company was reconstituted when Donald
R. Scheib was appointed as Chairman of the Board and Daniel A. Seigel was employed as President and Chief Executive Officer and elected to the Company's Board of Directors. In March 1995, management was further reconstituted with the consolidation of three officer positions into one Chief Operating Officer position held by Chris Bement.

     During the fiscal year ended April 30, 1995, ("fiscal 1995") the Company implemented a comprehensive restructuring plan to reduce operating expenses and to focus its resources on profitable operations. As part of this plan the Company closed 84 unprofitable shops located primarily in the Midwestern and Eastern United States and eliminated the executive, office and shop personnel associated with those operations. The Company recorded a pre-tax charge of $4,287,000 in fiscal 1995 for costs associated with the restructuring plan which included, but was not exclusively related to, the closing of the unprofitable paint shops.

     During the fiscal year ended April 30, 1996, ("fiscal 1996") the Company renovated and converted 137 of its shops to the New Earl Scheib Paint and Body Shop Format (the "New Shop Format"). Conversion to a New Shop Format included new paint and graphics, new exterior signage, a new customer information center, the installation of a "dust" wall to separate the vehicle preparation area from the vehicle detail and delivery area, and the installation of a new Infrared Quartz Finish Drying System to dry the paint on the car. New Shop Format conversions occurred in California during the first quarter of fiscal 1996. Because of the significant comparable shop-for-shop sales increases in the California New Shop remodels (New Shop remodels experienced a 37% comparable shop-for-shop sales increase during the period from August 1, 1995, through April 30, 1996) a decision was made to remodel a majority of the Company's shops to the New Shop Format.

     The cost of converting shops to the New Shop Format during fiscal 1996 was approximately $4.6 million which was financed from the sale of 22 Company owned properties (which had previously been occupied by unprofitable paint and body shops closed during the restructuring) and from internal cashflow.

     The Company also restructured its operational management organization in fiscal 1996 resulting in the Company's Division Managers supervising fewer shops which improved the quality of the shop supervision and enabled the shop managers to directly benefit from the Division Managers' years of experience.

     During the latter part of the fiscal year ended April 30, 1997 ("fiscal 1997"), the Company began a shop expansion campaign with the initial objective to expand in existing strong markets. Penetration in these markets will enable the Company to open new shops without significantly increasing overhead expenses. In each new shop, the Company utilizes state of the industry paint booths and enclosed dryers which further improves quality. The expansion in existing markets is expected to continue over the next couple of fiscal years and is then expected to expand geographically into other areas. During fiscal 1997, the Company opened 5 new shops, located in California, Washington, Oregon and Missouri.

     During the fiscal year ended April 30, 1998 ("fiscal 1998"), the Company opened 13 new shops. These new shops are located in California, Washington, Utah, Pennsylvania, Hawaii and New Mexico. Toward the end of fiscal 1998, the Company increased the size of its real estate department to accomplish additional new shop openings during the fiscal year ending 1999. New shops incorporate much of the New Shop Format but also include other improvements, where feasible, such as the installation of state of the industry cross-draft or semi-downdraft paint booths with combination fully enclosed dryers, the separation of the production process into three distinct areas, vehicle preparation, masking and detail to further improve quality; and the installation of exterior graphics to emphasize the Company's core business and attractive prices.

     The Company intends to open approximately 15-20 new shops in fiscal 1999.

     During fiscal 1998, the Company implemented an extensive Division Manager training program. This program is designed to attract and train individuals for eventual promotion to a Division Manager position. The program is considered a "fast track" program which involves a 4 to 12 month training program. The Company hopes that this program will result in stronger field management resulting in improved sales and profitability while providing quality and service to the Company's customers.

SERVICES

     The Company currently offers three paint packages which range in price based upon the color of the paint, number of coats of paint applied, additional services and length of warranty provided in each package. Customers may also purchase options to the paint packages such as UV Supergloss, Pearlescent paint colors and EuroClear(R) clear coat for an additional cost.

     The Company paints vehicles on a production line basis. After any bodywork, the vehicle is sanded to prepare the surface for paint adhesion. Removal of scratches, chips, rust and peeling also occurs at this time for an extra charge. The vehicle is then air-blown using a high pressured air hose to remove excess dust. The exposed chrome and glass areas are masked and the vehicle is spray painted in a dust-free, fully filtered and sprinklered spray booth. The vehicle is then dried in either a semi-enclosed or fully enclosed Infrared Quartz Finish Drying System. This drying process dries the paint by quartz infrared waves increasing the metal temperature just enough to heat the paint such that the paint on the vehicle dries from the inside to the outside. The quartz heat tubes utilize high intensity electromagnetic waves to heat the metal and are controlled by infrared sensors and computer aided temperature controls. Finally, the vehicle is detailed, which involves removing the masking paper and tape, removing overspray and reinstalling any accessories removed during the painting process.

     In connection with its painting operations, the Company also performs, for an additional cost, body and fender repair work as well as extra sanding and preparation mentioned above. All body and fender work performed is incidental to the painting process. Such body and fender work accounted for approximately 21% of the Company's sales during fiscal 1998, 22% in fiscal 1997 and 25% in 1996.

     During fiscal 1997, the Company began the manufacture and distribution of a new EuroPaint(R) coating system. EuroPaint(R) is a true two (2) component acrylic polyurethane coating which offers superior quality and performance. EuroPaint(R) is characterized by having high gloss and distinctness of image, outstanding exterior durability and exceptional chemical resistance. This type of paint is generally considered the highest quality after market paint and far superior to many of the paint formulations used by the Company's competitors and similar to paint formulations commonly used by many European luxury car manufacturers.

     During fiscal 1998, the Company engaged PRA (Paint Research Associates Laboratories Incorporated), a respected independent paint testing and research company to perform blind tests of EuroPaint(R). The test results showed that EuroPaint(R) was rated "best" against the best paints used in popular production auto painting.

     PRA's tests showed that EuroPaint(R) outperformed its competitors' paint by a substantial margin. The paint test measured gloss (the ability of paint to reflect light), distinctiveness of image (which represents the ability of the painted surface to reflect images like a mirror) and the ability of the paint to resist harmful chemicals and UV rays.

     The Company also introduced EuroClear(R). EuroClear(R) is an option which offers customers a true and separate clear coat with the same superior quality and performance properties offered by EuroPaint(R). EuroClear(R) enhances and intensifies the high gloss and distinctiveness of image of EuroPaint(R) providing a very deep gloss look characteristic of basecoat/clearcoat (two stage) paint systems.

     During Fiscal 1997 and 1998, the Company's color offering was expanded to include a new, unique line of colors which capture the glamour and allure of pearlescence. Such new colors offer an iridescence and lustre creating a visual excitement which can only be achieved by the use of pearlescent pigments. Pearlescent colors are true two- and three-stage color systems, which offer customers a unique production shop product.

     During fiscal 1996, the Company introduced a new Company developed product called UV Supergloss. This new product is sold as an additive for two of the Company's paint packages. The UV Supergloss provides the car with a brighter shine and is designed to protect the paint from the harmful effects of Ultraviolet rays.

FLEET SERVICE

     During the second half of fiscal 1998, the Company started up a fleet sales department. The department consists of approximately 10 sales people dedicated to developing multi-vehicle fleet accounts. These accounts range from smaller neighborhood businesses to large municipal and national accounts. To date, the Company has painted vehicles for a number of small and large fleets including U.S. Airways, COIT Carpet Cleaners, Roto-Rooter and the United States Postal Service, among others. The Company anticipates that fleet sales will be a growing percentage of total sales and provide sales during the Company's historically slower months.

RAW MATERIALS

     Most of the raw materials used by the Company in manufacturing its paint, including silicones, resins and pigments, are available from a number of sources. A majority of such raw materials are provided to the Company by a variety of wholesale chemical companies, including DuPont and Akzo-Nobel. The Company has not encountered any major difficulty in obtaining adequate supplies of its major raw materials and does not expect to encounter any such difficulty in the foreseeable future. Prices for raw materials have remained fairly steady over the last few years.

     By manufacturing its own paint and paint related products, including primers and sealers, the Company is better able to ensure the quality of its products, to comply with environmental regulations and to control product availability and cost. However, if necessary, automobile paint can be obtained from other wholesale manufacturers.

SEASONALITY

     The Company's sales are seasonal in nature. Because of weather conditions and Christmas holidays, sales and earnings for the months of November, December, January and February are usually much lower than the sales in the remaining months of the year. As a result, a proportionately greater share of the Company's sales and earnings have historically occurred in the first half and last quarter of its fiscal year.

COMPETITION

     The automobile painting business in which the Company is engaged is highly competitive. The Company competes not only with nationally and regionally based companies engaged in production style automobile painting utilizing techniques similar to its own, but also with thousands of individual automobile paint and body shops. Both types of competitors generally price their services much higher than those charged by the Company.

     In the field of non-franchised production line automobile painting, the Company believes that it is substantially larger than any of its competitors and that its experience, and the reasonable prices of its services, will enable it to continue to effectively compete. The Company expects that its new shop expansion, developing fleet sales, ongoing shop renovations and technological improvements and improved training programs along with new products will enable it to compete more effectively than it currently does.

TRADEMARKS

     The Company's success is dependent upon, among other things, its name. The Company relies primarily on a combination of the protections provided in applicable copyright, trademark and trade secret laws. The Company owns various trademarks but believes that Earl Scheib(R), EuroPaint(R), and EuroClear(R) are material to the business of the Company.

RESEARCH AND DEVELOPMENT

     The Company is engaged in certain research and development to continue to improve its existing paint products, update product lines and develop new products which can be introduced to the shops without significant cost or training such as the EuroPaint(R) and EuroClear(R), UV Supergloss and new colors introduced during fiscal 1997 and 1996. The Company constantly reviews new products and techniques developed by its suppliers and others in its and related industries for their applicability to the Company's operations. Although the Company's research and development costs are increasing to accomplish these objectives, such expenditures during the three years ended April 30, 1998 were not a significant percentage of sales.

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

EMPLOYEES

     At April 30, 1998, the Company employed approximately 1,161 employees, of whom 365 were sales, administrative, management or executive personnel and 796 were production personnel. Production employees are represented by the International Brotherhood of Teamsters with whom the current collective bargaining agreement became effective as of September 16, 1997 and extends through September 15, 2001. None of the Company's executive, administrative, shop management or clerical personnel are represented by a union. Management believes its employee relations are good.

YEAR 2000 COMPLIANCE

     Many computer systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000. This could result in significant system and equipment failures. Beginning in fiscal 1997 the Company began a process of evaluating its as well as its critical vendors systems to identify potential year 2000 issues and implement solutions. It was decided that the best approach would be to replace the majority of the Company's legacy information systems.

     Starting in late fiscal 1997 and proceeding during most of fiscal 1998 the Company has been undergoing an accelerated installation of new systems. At the end of fiscal 1998, the majority of these systems had been operating for over nine months. The Company is in the final stages of installing new systems at its factory and warehouse, in its accounting department and a credit system to support its new fleet business. It is anticipated that all of these systems will be installed and operating by the middle of fiscal 1999. At that time the Company believes that the majority if not all of its systems will be year 2000 compliant; however, in this regard it is relying upon representations made by its software and hardware vendors most of whom are large well known international companies. In performing this significant technology transformation the Company has relied upon both internal and external resources.

     The Company has been in communication with major suppliers, financial institutions and others with whom it conducts business to determine that they will be year 2000 compliant. The Company has received representations from these outside parties indicating they believe they will be year 2000 compliant prior to the end of fiscal 1999. There can be no assurance, however, that the systems of third parties on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     The estimated cost to address year 2000 issues is not expected to have a material impact on the Company's business, operations or financial condition.

ITEM 2. PROPERTIES

     The Company owns the land and buildings occupied by 70 of the Company's operating shops as of April 30, 1998. These properties are debt free. The remaining 93 of the Company's 163 shops were leased from outside third parties. The 163 shops are located in 140 cities in 31 states. In fiscal 1998 the Company opened 13 shops and closed 8 shops.

     Leases for shop premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on leases for the Company's shops (excluding unexercised options) range from less than 1 to 12 years. All of the leases, with two exceptions, have fixed rentals with no additional rents based upon shop sales. Many leases also require the Company to pay all or a portion of the real estate taxes, insurance charges and maintenance expenses relating to the leased premises. The Company maintains fire and liability insurance but does not maintain earthquake insurance for its shops.

     The Company secures sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites that may be owned by the Company or sold and leased back by the Company under sale-and-leaseback arrangements. In many cases, the Company is able to lease or sublease existing buildings that have been previously used for other purposes, such as automobile repair shops or retail establishments. These sites must be suitable for the Company's needs, at a lease rate that is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new shops, the Company generally makes capital investments and incurs expenditures (excluding expenditures to purchase land, buildings or leasehold interest) of less than $125,000. These costs consist of paint and supply inventories, fixtures, equipment, signs and pre-opening expense.

     The majority of the Company's stores are in stand-alone sites on main streets and have adjacent parking facilities. Store hours are generally from 7:30 a.m. to 6:00 p.m. Monday through Friday and 8:00 a.m. to 12:00 p.m. on Saturday. The Company's shops are generally 6,000 square feet with new shops ranging from approximately 3,500 square feet to 7,000 square feet and existing shops ranging in size from approximately 3,500 square feet to approximately 12,000 square feet.

     The Company owns its corporate office, located at 8737 Wilshire Boulevard, Beverly Hills, California 90211. The facility has three floors and approximately 10,500 square feet of office space. In addition, the Company owns a manufacturing and warehousing facility in Springfield, Missouri. The Company manufactures and warehouses paint (and warehouses other supplies) in this facility until needed by the Company's shops. This facility occupies approximately 30,600 square feet. These properties are also debt free.

     The Company believes its operating properties are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings and claims arising in the ordinary course of its business. Management believes that the final disposition of such matters should not have a material adverse effect on the Company's operations and/or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

     The Company's Annual Report to Shareholders for the year ended April 30, 1998 ("1998 Annual Report") is filed as Exhibit 13 to this Report on Form 10-K. The responses to Items 5, 6, 7 and 8 are contained in the 1998 Annual Report on the pages noted and are specifically incorporated herein by reference in this Report on Form 10-K. With the exception of these items, the 1998 Annual Report is not deemed filed as a part of this Report.

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Market Information" appearing on page 15 of the 1998 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     "Selected Financial Data" appearing on page 14 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 4 through 5 of the 1998 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company appearing on pages 6 through 12 of the 1998 Annual Report are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10., 11., 12., 13. AND 14.

     The information required by these items is contained in the Company's definitive Proxy Statement dated July 27, 1998 which relates to election of the Company's directors and which was filed within the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and Report of Independent Auditors, appearing on pages 6 through 13 of the 1998 Annual Report, are filed as part of this Report on Form 10-K:

     For the Fiscal Years Ended April 30, 1998, 1997 and 1996:

          Consolidated Statements of Operations

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Cash Flows

     Consolidated Balance Sheets as of April 30, 1998 and 1997

     Report of Independent Auditors

     2. FINANCIAL STATEMENT SCHEDULES

          None.

     3. EXHIBITS

          The Exhibits required to be filed hereunder are indexed on pages 9 through 10.

     (B) REPORTS ON FORM 8-K

          Not applicable.

     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements which are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of Year 2000 hardships, the impact of the Company's EuroPaint(R), the impact of advertising and promotional activities, the impact of the Company's expansion and fleet sales and the potential adverse effects of certain litigation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EARL SCHEIB, INC.

                                          By /s/ DANIEL A. SEIGEL
                                          --------------------------------------
                                          Daniel A. Seigel
                                          President

Date: July 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                     TITLE                     DATE
                     ----------                                     -----                     ----
                                                       President and Director             July 27, 1998
By /s/ DANIEL A. SEIGEL                                [Chief Executive Officer]
-----------------------------------------------------
   Daniel A. Seigel

                                                       Chairman of the Board of           July 27, 1998
By /s/ DONALD R. SCHEIB                                Directors
-----------------------------------------------------
   Donald R. Scheib

By /s/ ALEXANDER L. KYMAN                              Director                           July 27, 1998
-----------------------------------------------------
   Alexander L. Kyman

By /s/ ROBERT L. SPENCER                               Director                           July 27, 1998
-----------------------------------------------------
   Robert L. Spencer

By /s/ PHILIP WM. COLBURN                              Director                           July 27, 1998
-----------------------------------------------------
   Philip Wm. Colburn

By /s/ STUART D. BUCHALTER                             Director                           July 27, 1998
-----------------------------------------------------
   Stuart D. Buchalter

                                                       Executive Vice President and       July 27, 1998
By /s/ CHRISTIAN K. BEMENT                             Director
-----------------------------------------------------
   Christian K. Bement

                                                       Senior Vice President and Chief    July 27, 1998
By /s/ JOHN D. BRANCH                                  Financial Officer [Principal
-----------------------------------------------------  Financial and Accounting
   John D. Branch                                      Officer]

                                 EXHIBIT INDEX

 EXHIBIT                                                                     SEQUENTIAL
 NUMBER                                                                       PAGE NO.
 -------                                                                     ----------
 3(a)(1)     Certificate of Incorporation of Earl Scheib, Inc., dated
             December 22, 1961, as amended, filed as Exhibit 3(a) to
             Registrant's Registration Statement No. 2-21540, effective as of August 7, 1963, and hereby incorporated herein by
             reference...................................................
 3(a)(2)     Amendment to Certificate of Incorporation dated October 28,
             1969, filed as Exhibit 1 to Registrant's Form 8-K Current
             Report for the month of October, 1969 and hereby
             incorporated herein by reference............................
 3(a)(3)     Amendment to Certificate of Incorporation dated August 16,
             1971, filed as Exhibit 1 to Registrant's Form 8-K Current
             Report for the month of August, 1971 and hereby incorporated herein by reference.........................................
 3(a)(4)     Amendment to Certificate of Incorporation dated November 4,
             1983, filed as Exhibit 3(a)(1) to Registrant's Form 8-K
             Current Report for the month of August, 1983 and hereby
             incorporated herein by reference............................
 3(a)(5)     Amendment to Certificate of Incorporation dated October 2,
             1986, as set forth in the Proxy Statement dated July 22,
             1986 and Registrant's 10-Q Quarterly Report for the quarter ended July 31, 1986 and hereby incorporated herein by
             reference...................................................
 3(b)        Amended and Restated Bylaws of Earl Scheib, Inc., filed as an exhibit to Registrant's Current Report on Form 8-K dated
             August 15, 1995, and hereby incorporated herein by
             reference...................................................
10(d)        Earl Scheib, Inc. 1982 Incentive Stock Option Plan, filed as
             Exhibit 10(d) to Registrant's Annual Report on Form 10-K for
             the fiscal year ended April 30, 1982 and hereby incorporated herein by reference.........................................
10(g)        Employment Agreement dated as of November 18, 1994 between
             Registrant and Daniel A. Seigel filed as Exhibit 10(g) to
             the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995 ("1995 10-K") and hereby
             incorporated herein by reference............................
10(h)        Stock Option Agreement dated as of November 30, 1994 between
             Registrant and Daniel A. Seigel filed as Exhibit 10(h) to
             the Registrant's 1995 Form 10-K and hereby incorporated
             herein by reference.........................................
10(i)        Stock Option Agreement dated as of January 10, 1995 between
             Registrant and Christian Bement filed as Exhibit 10(i) to
             the Registrant's 1995 Form 10-K and hereby incorporated
             herein by reference.........................................
10(j)        Earl Scheib, Inc. 1994 Performance Employee Stock Option
             Plan, June 27, 1994 filed as Exhibit 10(l) to the
             Registrant's 1995 Form 10-K and hereby incorporated herein by reference................................................
10(k)        Earl Scheib, Inc. 1994 Board of Directors Stock Option Plan,
             June 27, 1994 filed as Exhibit 10(m) to the Registrant's
             1995 Form 10-K and hereby incorporated herein by
             reference...................................................
10(l)        Agreement for Issuance of Letters of Credit dated as of
             February 16, 1995 between Registrant and City National Bank, filed as Exhibit 10(a) to Registrant's Quarterly Report on
             Form 10-Q for the quarter ended January 31, 1995, and hereby incorporated herein by reference............................
10(m)        Employment Agreement dated as of March 25, 1996 between
             Registrant and John Branch filed as Exhibit 10(n) to the
             Registrant's 1996 Form 10-K and hereby incorporated herein by reference................................................

 EXHIBIT                                                                     SEQUENTIAL
 NUMBER                                                                       PAGE NO.
 -------                                                                     ----------
13           1998 Annual Report to Stockholders of Earl Scheib, Inc. (not
             deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference)..................................................
22           Subsidiaries of the Registrant filed as Exhibit 22 to
             Registrant's 1991 Annual Report on Form 10-K and hereby
             incorporated herein by reference............................
24           Consent of Independent Auditors.............................

                       EARL SCHEIB INC. AND SUBSIDIARIES

                            AVAILABILITY OF EXHIBITS

                            ------------------------

The Company will furnish upon request copies of the exhibits indicated on pages 9 through 10 of the Form 10-K at a cost of 25c per page, which is the reasonable cost to the Company in fulfilling the request.