Form 10-Q
period 1998-07-31
SCHEIB EARL INC
filed 1998-09-14
CIK 87196

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                             ---------------------

      (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 1998

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from________to______

                          Commission file number 1-4822

                                EARL SCHEIB, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                95-1759002
   -------------------------------                 ----------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

   8737 Wilshire Boulevard
   Beverly Hills, California                             90211-2795
   -------------------------                             ----------
   (Address of principal                                 (Zip Code)
    executive offices)

   Registrant's telephone number, including area code:   (310) 652-4880




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X      No ___

        As of September 4, 1998, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value, issued and 4,358,682 shares outstanding.

                    This report contains a total of 10 pages.

                          PART I-FINANCIAL INFORMATION


                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                           Unaudited
                                                           ---------
                                                            July 31,           April 30,
ASSETS                                                        1998               1998
                                                            --------           --------

Current Assets:
    Cash and cash equivalents                               $  3,335           $  4,203
    Marketable securities                                        208                 --
    Accounts receivable                                          752                627
    Inventories                                                1,886              1,251
    Prepaid expenses                                           1,623              1,568
    Deferred income taxes                                        714                714
    Property held for sale                                        25                 25
                                                            --------           --------

        Total Current Assets                                   8,543              8,388

Property and Equipment, net                                   19,674             19,375

Deferred Income Taxes                                          1,877              1,877

Other, Primarily Cash Surrender Value
  of Life Insurance                                            1,899              1,846
                                                            --------           --------

        Total Assets                                        $ 31,993           $ 31,486
                                                            ========           ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                        $    605           $    964
    Accrued expenses                                           6,452              6,503
                                                            --------           --------

        Total Current Liabilities                              7,057              7,467
                                                            --------           --------

Deferred Management Compensation                               3,350              3,363
                                                            --------           --------

Long-term Liabilities                                            216                221
                                                            --------           --------

Commitments and Contingencies (Note 4)                            --                 --

Shareholders' Equity:
    Capital stock $1 par - shares authorized
       12,000,000; 4,783,000 issued and
       4,644,000 outstanding at July 31, 1998,
       and 4,782,000 issued and 4,659,000
       outstanding at April 30, 1998                           4,783              4,782
    Additional paid-in capital                                 6,636              6,598
    Retained earnings                                         11,138             10,132
    Treasury shares                                           (1,187)            (1,077)
                                                            --------           --------

        Total Shareholders' Equity                            21,370             20,435
                                                            --------           --------

        Total Liabilities and Shareholders' Equity          $ 31,993           $ 31,486
                                                            ========           ========

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (unaudited)

                                                Three Months Ended
                                             --------------------------
                                                     July 31,
                                             --------------------------
                                               1998              1997
                                             --------          --------
Net sales                                    $ 15,903          $ 14,755

Cost of sales                                  10,723             9,637
                                             --------          --------

Gross profit                                    5,180             5,118

Selling and administrative expense              3,564             3,372
                                             --------          --------

Operating income                                1,616             1,746

Other income (expense)                              5               (28)
                                             --------          --------

Income before income taxes                      1,621             1,718

Income tax                                        615               257
                                             --------          --------

Net income                                   $  1,006          $  1,461
                                             ========          ========

Basic earnings per share (Note 5)            $   0.22          $   0.32
                                             ========          ========

Diluted earnings per share (Note 5)          $   0.21          $   0.31
                                             ========          ========


                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                         July 31,
                                                                  -------------------------
                                                                   1998              1997
                                                                  -------           -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by operating activities                     $   449           $ 1,860
                                                                  -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (919)             (768)
    Proceeds from sale of property and equipment                        5               358
    (Investment) in marketable securities                            (208)           (2,491)
    Other - net                                                       (53)              (15)
                                                                  -------           -------

    Net cash used in investing activities                          (1,175)           (2,916)
                                                                  -------           -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                             2                 7
    Purchase of treasury stock                                       (110)               --
    Principal payments on capital leases                              (34)              (27)
                                                                  -------           -------

    Net cash used in financing activities                            (142)              (20)
                                                                  -------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                           (868)           (1,076)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD            4,203             2,859
                                                                  -------           -------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                $ 3,335           $ 1,783
                                                                  =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Income taxes paid                                             $   307           $    35
                                                                  =======           =======


Supplemental Disclosure of Noncash Investing and Financing Activities:

During the three months ended July 31, 1998, the Company entered into one capital lease in the amount of $47.

                                EARL SCHEIB, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1.  BASIS OF PRESENTATION

        The condensed financial statements have been prepared by Earl Scheib, Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company's business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended April 30, 1998, ("Fiscal 1998") and the notes thereto included in the Company's Form 10-K.

NOTE 2. INVENTORIES

     Inventories consist of the following:

                                                                    July 31,            April 30,
                                                                      1998                1998
                                                                    --------            ---------
Finished goods                                                      $1,889               $1,497
Raw materials                                                          563                  320
LIFO Reserve                                                          (566)                (566)
                                                                    ------               ------
  Inventories                                                       $1,886               $1,251
                                                                    ======               ======

NOTE 3. INCOME TAXES

        In the first quarter of the fiscal year ended April 30, 1997, the Company received federal income tax refunds of $1,696 resulting from the application of net operating loss carrybacks. Approximately $448 of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current federal income tax rate. The $448 refund relating to the difference in federal tax rates is currently deferred on the Company's balance sheet.

NOTE 4. COMMITMENTS AND CONTINGENCIES

        The Company is involved in legal proceedings and claims some of which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these legal matters should not materially affect the Company's financial statements.

NOTE 5. EARNINGS PER SHARE

        The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the income statement.

        Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The only dilutive securities the Company has outstanding are stock options issued to the Company's Board of Directors, management and employees. SFAS No. 128 requires restatement of all prior period earnings per share data presented.

        The weighted average number of shares used to calculate basic earnings per share was 4,659,000 and 4,590,000 for the three month periods ended July 31, 1998 and 1997, respectively. The weighted average number of shares used to calculate diluted earnings per share was 4,777,000 and 4,653,000 for the three month periods. The effect of dilutive securities which consisted wholly of stock options in increasing the weighted average shares outstanding was 118,000 and 63,000 shares for the quarters ended July 31, 1998 and 1997, respectively.

NOTE 6. SEGMENT INFORMATION

        SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates in only one segment, auto painting and related services.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

QUARTER ENDED JULY 31, 1998 ("FIRST QUARTER OF 1999") COMPARED TO THE QUARTER ENDED JULY 31, 1997 ("FIRST QUARTER OF 1998")

     Net sales for the First Quarter of 1999 increased by $1,148 or 7.8% compared to the First Quarter of 1998. This increase consisted of same shop (shops open one year or more) sales increases of $609 or 4.3%. The remaining increase in sales is due to sales from ten new shops opened since the First Quarter of 1998 partially offset by the loss of sales from seven shops closed since the First Quarter of 1998. The increase in sales resulted primarily from higher car volume partially offset by a lower average invoice price.

     Gross profit dollars in the First Quarter of 1999 increased by $62 compared to the First Quarter of 1998 due mainly to the increase in sales discussed above. Gross profit margins decreased from 34.7% to 32.6% due primarily to a lower average sales price resulting from an aggressive sales promotion in the first part of the quarter, higher material costs related to the Company's new Europaint(TM) and higher depreciation charges related to the remodeling of the Company's shops to the New Earl Scheib format.

     Selling and administrative expense increased by $192 in the First Quarter of 1999 compared to the First Quarter of 1998; however, as a percent of sales selling and administrative expenses decreased by 0.5%. The dollar increase in selling and administrative expense is mainly due to additional personnel and related expenses associated with the expansion of the Company's real estate department and the establishment of an outside fleet sales department partially offset by reduction in the accounting and management information systems areas.

         Other income consists of gains from sales of excess real estate and interest income. Net interest income (generated from the investment of cash in short-term investments) was $5 in the First Quarter of 1999 and $36 in the First Quarter of 1998. During the First Quarter of 1998, the Company sold one property for a net loss of $64 compared to no property sales in the First Quarter of 1999.

         In the fiscal year ended April 30, 1997, the Company did not utilize its entire net operating loss carryforward as a tax benefit for financial reporting purposes. Accordingly, tax benefits from the 1996 net operating loss carryforward were available to partially offset the Company's financial federal tax provision for the First Quarter of 1998. The First Quarter of 1999 was fully taxable for federal income tax purposes. State income taxes were provided in both quarters.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements. The first and second quarters and occasionally the fourth quarter have positive cash flow from operations while the third and occasionally the fourth quarters are net users of cash.

         As of July 31, 1998, the Company had current assets of $8,543 and current liabilities of $7,057 for a net working capital position of $1,486. The Company has no long-term debt except for its deferred management compensation plan (which is largely funded through the cash surrender value of various life insurance policies the Company maintains) and three capital leases. During the fiscal year ending April 30, 1999 ("Fiscal 1999") the Company plans to open up to 20 new shops (depending upon the availability of locations) and perform various improvements for an estimated cost of $3.4 million.

         In the First Quarter of 1999, the Company had capitalized expenditures of $919 (which are included in the $3.4 million of cash requirements described in the previous paragraph) which were financed through cash flow from operations. The Company expects that future cash flow from operations will be enhanced by these capital additions.

         During the First Quarter of 1999, net cash provided by operations decreased $1,411 compared to the First Quarter of 1998. The decrease in cash flow from operations resulted from an increase in federal income taxes between the two quarters ($455), a decrease in accounts payable and other liabilities ($584) and an increase in current assets ($155). The increase in current assets is partially due to an increase in accounts receivable resulting from the expansion of our outside sales program to companies which operate fleets of vehicles.

         In Fiscal 1998 the Board of Directors announced that it had authorized the repurchase of up to 500,000 shares of the Company's capital stock which was approximately 11% of the Company's common stock outstanding. From May 1, 1998 through September 4, 1998, the Company has purchased 321,500 shares at a total purchase price of $2,031,500. The average price paid per share was $6.32. The Company purchased 16,000 shares at a purchase price of $110,000 in the First Quarter of 1999.

         The Company has 73 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be used as security to obtain outside financing. In addition, the Company has insurance policies on several employees which have a combined cash surrender value of $1,687. If necessary, the Company could either borrow against or liquidate these policies.

         Management believes that internally generated funds in addition to the sources of financing discussed above will be more than adequate to satisfy its anticipated cash requirements for the remainder of Fiscal 1999.

                 INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

         As discussed in the Company's Annual Report on Form 10-K, the Company has completed most of its Year 2000 conversion and is proceeding with the conversion of some minor subsystems. The Company anticipates that these conversions will be completed by the middle of Fiscal 1999. At that time the Company believes that the majority if not all of its systems will be year 2000 compliant; however, in this regard, the Company is relying upon representations made by its software and hardware vendors most of whom are large well known international companies.

         The Company has been in communication with major suppliers, financial institutions and others with whom it conducts business to determine that they will be Year 2000 compliant. The Company has received representations from these outside parties indicating they believe they will be Year 2000 compliant prior to the end of Fiscal 1999; however, there can be no assurance that the systems of third parties on which the Company rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company.

         During the First Quarter of 1999, Year 2000 costs were not material and it is anticipated that future Year 2000 issues will not have a material impact on the Company's business, operations or financial condition.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE
 SECURITIES LITIGATION REFORM ACT OF 1995

         The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of year 2000 hardships, the impact of the Company's new Europaint(R) the impact of advertising and promotional activities, the potential adverse effects of certain litigation and the impact of the Company's new outside sales force.

                           PART II - OTHER INFORMATION

Item  4.  Submission of Matters to a Vote of Security Holders

         On September 4, 1998, the Registrant held its Annual Meeting of Shareholders. The only matters to be voted on were the election of directors and an amendment to the Registrant's 1994 Performance Employee Stock Option Plan.

         (a)  Election of directors:

                    Nominee                 For        Against       Abstain
                    -------                 ---        -------       -------
              Christian K. Bement        4,265,312      28,858          0
              Stuart D. Buchalter        4,275,682       9,488          0
              Philip Wm. Colburn         4,276,182       8,988          0
              Alexander L. Kyman         4,277,182       7,988          0
              Donald R. Scheib           4,275,182       9,988          0
              Daniel A. Seigel           4,276,954       8,216          0


         (b) Approve amendment to the 1994 Performance Employee Stock Option
Plan:

                            For            Against           Abstain         Not Voted
                            ---            -------           -------         ---------
                         1,838,062        1,562,977           10,636           873,495



Item  6.  Exhibits and Reports on Form 8-K


        (a)     Exhibit 27 Financial Data , Article 5 is filed herein.

        (b) The Registrant was not required to file any Current Reports on Form 8-K during the quarter ended July 31, 1998.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EARL SCHEIB, INC.
                                    -----------------
                                       Registrant



September 11, 1998                  /s/ Daniel A. Seigel
------------------                  --------------------------------------------
     Dated                          Daniel A. Seigel, President and
                                    Chief Executive Officer





September 11, 1998                  /s/ John D. Branch
------------------                  --------------------------------------------
     Dated                          John D. Branch, Senior Vice President and
                                    Chief Financial Officer