Form 10-Q
period 1998-10-31
SCHEIB EARL INC
filed 1998-12-11
CIK 87196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549




      (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 1998

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

                              Yes  [X]   No  [ ]

        As of December 1, 1998, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value, issued and 4,358,682 shares outstanding.

                    This report contains a total of 10 pages.

                          PART I-FINANCIAL INFORMATION


                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                            Unaudited
                                                            October 31,         April 30,
ASSETS                                                         1998               1998
------                                                    -------------      -------------

Current Assets:
   Cash and cash equivalents                              $         852      $       4,203
   Marketable securities                                            208               --
   Accounts receivable                                              748                627
   Inventories                                                    1,801              1,251
   Prepaid expenses                                               1,730              1,568
   Deferred income taxes                                            714                714
   Property held for sale                                          --                   25
                                                          -------------      -------------

      Total Current Assets                                        6,053              8,388

Property and Equipment, net                                      20,043             19,375

Deferred Income Taxes                                             1,877              1,877

Other, Primarily Cash Surrender Value
  of Life Insurance                                               1,949              1,846
                                                          -------------      -------------

      Total Assets                                        $      29,922      $      31,486
                                                          =============      =============



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                       $         527      $         964
   Accrued expenses                                               5,724              6,503
                                                          -------------      -------------

      Total Current Liabilities                                   6,251              7,467
                                                          -------------      -------------

Deferred Management Compensation                                  3,365              3,363
                                                          -------------      -------------

Long-term Liabilities                                               181                221
                                                          -------------      -------------

Commitments and Contingencies (Note 4)                             --                 --

Shareholders' Equity:
   Capital stock $1 par - shares authorized
      12,000,000; 4,803,000 issued and
      4,359,000 outstanding at October 31,
      1998, and 4,782,000 issued and
      4,659,000 outstanding at April 30, 1988
                                                                  4,803              4,782
   Additional paid-in capital                                     6,706              6,598
   Retained earnings                                             11,725             10,132
   Treasury shares                                               (3,109)            (1,077)
                                                          -------------      -------------

      Total Shareholders' Equity                                 20,125             20,435
                                                          -------------      -------------

      Total Liabilities and Shareholders' Equity
                                                          $      29,922      $      31,486
                                                          =============      =============

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (unaudited)


                                                  Three Months Ended                   Six Months Ended
                                             -----------------------------        -----------------------------
                                                      October 31,                          October 31
                                             -----------------------------        -----------------------------
                                                1998               1997              1998               1997
                                             ----------         ----------        ----------         ----------

Net sales                                    $   14,765         $   13,900        $   30,668         $   28,655

Cost of sales                                    10,306              9,602            21,029             19,239
                                             ----------         ----------        ----------         ----------

Gross profit                                      4,459              4,298             9,639              9,416

Selling and administrative
   expense                                        3,482              3,216             7,046              6,588
                                             ----------         ----------        ----------         ----------

Operating income                                    977              1,082             2,593              2,828

Other income (expense)                              (20)                37               (15)                 9
                                             ----------         ----------        ----------         ----------

Income before income taxes                          957              1,119             2,578              2,837

Income tax expense                                  370                410               985                667
                                             ----------         ----------        ----------         ----------

Net income                                   $      587         $      709        $    1,593         $    2,170
                                             ==========         ==========        ==========         ==========

Basic earnings per share (Note 5)
                                             $     0.13         $     0.15        $     0.35         $     0.47
                                             ==========         ==========        ==========         ==========

Diluted earnings per share (Note 5)          $     0.13         $     0.15        $     0.35         $     0.46
                                             ==========         ==========        ==========         ==========

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      Six Months Ended
                                                                          October 31,
                                                                  ----------------------------
                                                                     1998              1997
                                                                  ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities                      $      964        $    3,503
                                                                  ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (2,036)           (1,583)
   Proceeds from sale of property and equipment                           49               358
   (Investment) in marketable securities                                (208)             (765)
   Other - net                                                          (103)              (54)
                                                                  ----------        ----------

   Net cash used in investing activities                              (2,298)           (2,044)
                                                                  ----------        ----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                92                 7
   Purchase of treasury stock                                         (2,032)             --
   Principal payments on capital leases                                  (77)              (64)
                                                                  ----------        ----------

   Net cash used in financing activities                              (2,017)              (57)
                                                                  ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                         (3,351)            1,402

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD               4,203             2,859
                                                                  ----------        ----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                       852        $    4,261
                                                                  ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

   Income taxes paid                                                     799        $       47
                                                                  ==========        ==========


Supplemental Disclosure of Noncash Investing and Financing Activities:

During the six months ended October 31, 1998, the Company entered into one capital lease in the amount of $62.

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

NOTE 2. INVENTORIES

     Inventories consist of the following:


                         October 31,        April 30,
                            1998              1998
                        ------------      ------------

Finished goods          $      1,861      $      1,497
Raw materials                    506               320
LIFO Reserve                    (566)             (566)
                        ------------      ------------
  Inventories           $      1,801      $      1,251
                        ============      ============

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

        The weighted average number of shares used to calculate basic earnings per share was 4,430,000 and 4,591,000 for the three month periods and 4,545,000 and 4,590,000 for the six month periods ended October 31, 1998 and 1997, respectively. The weighted average number of shares used to calculate diluted earnings per share was 4,440,000 and 4,835,000 for the three month periods and 4,589,000 and 4,744,000 for the six month periods ended October 31, 1998 and 1997, respectively. The effect of dilutive securities which consisted wholly of stock options in increasing the weighted average shares outstanding was 10,000 and 244,000 shares for the quarter and 44,000 and 154,000 shares for the six month periods ended October 31, 1998 and 1997, respectively.

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

QUARTER ENDED OCTOBER 31, 1998 ("SECOND QUARTER OF 1999") COMPARED TO THE QUARTER ENDED OCTOBER 31, 1997 ("SECOND QUARTER OF 1998")

        Net sales for the Second Quarter of 1999 increased by $865 or 6.2% compared to the Second Quarter of 1998. This increase consisted of same shop (shops open one year or more) sales increases of $174 or 1.3%. The remaining increase in sales is due to sales from 12 new shops opened since the Second Quarter of 1998 partially offset by the loss of sales from 2 shops closed since the Second Quarter of 1998. The increase in total sales resulted primarily from the added car volume at new shops.

        Gross profit dollars in the Second Quarter of 1999 increased by $161 compared to the Second Quarter of 1998 due mainly to the increase in sales discussed above. Gross profit margins decreased from 30.9% to 30.2% due primarily to higher material costs related to the Company's new Europaint(R).

        Selling and administrative expense increased by $266 in the Second Quarter of 1999 compared to the Second Quarter of 1998. Selling and administrative expenses increased as a percent of sales by 0.5%. The increase in selling and administrative expense is mainly due to additional personnel and related expenses associated with the expansion of the Company's real estate department and the establishment of an outside fleet sales department.

        Other income consists of gains from sales of excess real estate and net interest income or expense. Net interest expense (interest expense on capital leases partially offset by interest income generated from the investment of cash in short-term investments) was $32 in the Second Quarter of 1999 compared to net interest income of $45 in the Second Quarter of 1998. During the Second Quarter of 1999, the Company sold one property for a net gain of $12 compared to the sale of one property in the Second Quarter of 1998 for a net loss of $8.

        The Company provided for both state and federal taxes at statutory rates in both the Second Quarter of 1999 and 1998. The Company provided $370 in the Second Quarter of 1999 and $410 in the Second Quarter of 1998.

SIX MONTHS ENDED OCTOBER 31, 1998 ("FIRST SIX MONTHS OF 1999") COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1997 ("FIRST SIX MONTHS OF 1998") OR "PRIOR YEAR PERIOD")

        Net sales for the First Six Months of 1999 increased by $2,013 or 7.0% compared to the Prior Year Period which consisted of same shop (shops open one year or more) sales increases of $783 or 2.8% compared to the Prior Year Period. The remaining increase in sales is due to sales from 12 new shops opened since the First Six Months of 1998 partially offset by the loss of sales from 2 shops closed since the First Six Months of 1998. The increase in sales resulted primarily from higher car volume at both new shops and same shops partially offset by a lower ticket average during the first quarter of the year.

        Gross profit dollars in the First Six Months of 1999 increased by $223 compared to the First Six Months of 1998 due mainly to the increase in sales discussed above. Gross profit margins decreased slightly in the First Six Months of 1999 compared to the Prior Year Period from 32.9% to 31.4% of sales as a result of the additional costs associated with the Company's new Europaint(R) and lower ticket averages in the first part of the quarter ended July 31, 1998, compared to the ticket average in the quarter ended July 31, 1997.

        Selling and administrative expense increased by $458 compared to the prior year period. The majority of the increase was due to additional personnel and related expenses associated with the expansion of the Company's real estate department and the establishment of an outside fleet sales department.

        Other income consists of gains or losses from sales of excess real estate and net interest income or expense. During the First Six Months of 1999, the Company sold 1 property for a net gain of $12 compared to a net loss of $72 from the sale of 2 properties in the Prior Year Period. Net interest expense (interest expense on capital leases partially offset from the interest generated from investment of cash in short-term instruments) was $27 in the First Six Months of 1999 compared to net interest income of $81 in the Prior Year Period.

        Federal income taxes were provided at the statutory rates for the First Six Months of 1999. Due to net operating loss carryforwards from fiscal 1996, federal income taxes were provided for the First Six Months of 1998 at a lower rate than the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements. The first and second quarters and occasionally the fourth quarter have positive cash flow from operations while the third and occasionally the fourth quarters are net users of cash.

        As of October 31, 1998, the Company had current assets of $6,053 and current liabilities of $6,251 for a net working capital deficit of $198. The Company as of October 31, 1998, had no long-term debt except for its deferred management compensation plan and three capital leases. During the fiscal year ending April 30, 1999 ("Fiscal 1999") the Company plans to open up to 20 new shops (depending upon the availability of locations) and perform various improvements for an estimated cost of $3.4 million.

        In the First Six Months of 1999, the Company had capitalized expenditures of $2,036 (which are included in the $3.4 million of cash requirements described in the previous paragraph) which were financed through cash flow from operations. The Company expects that future cash flow from operations will be enhanced by these capital additions.

        During the First Six Months of 1999, net cash provided by operations decreased $2,539 compared to the First Six Months of 1998. The decrease in cash flow from operations resulted from an increase in cash outlays for income taxes between the two six month periods of approximately $752, a decrease in accounts payable and other liabilities of approximately $1,076 and an increase in current assets of approximately $668. The increase in current assets is partially due to an increase in accounts receivable resulting from the expansion of our outside sales program to companies which operate fleets of vehicles.

        In Fiscal 1998 the Board of Directors announced that it had authorized the repurchase of up to 500,000 shares of the Company's capital stock which was approximately 11% of the Company's common stock outstanding. In the First Six Months of 1999 the Company purchased 321,500 shares at a total purchase price of $2,031,500. The average price paid per share was $6.32.

        The Company has 72 parcels of unencumbered real estate, including the Company's headquarters and paint factory. In addition, the Company owns insurance policies on several employees which have a combined cash surrender value of $1,732. It is management's intention to borrow against the cash surrender value of these life insurance policies to fund its working capital needs. In addition, management is in discussions with banks to obtain a line of credit. It is anticipated that both the draw down on the cash surrender value of the life insurance policies and the draw on the line of credit are for seasonal purposes only and will be repaid from future cash flow from operations.

        Management believes that internally generated funds in addition to the sources of financing discussed above will be more than adequate to satisfy its anticipated cash requirements for the remainder of Fiscal 1999.

INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

        As discussed in the Company's Annual Report on Form 10-K, the Company has completed most of its Year 2000 conversion and is proceeding with the conversion of some minor subsystems. The Company anticipates that these conversions will be completed by the end of Fiscal 1999. At that time the Company believes that the majority if not all of its systems will be year 2000 compliant; however, in this regard the Company is relying upon representations made by its software and hardware vendors most of whom are large well known international companies.

        The Company has been in communication with major suppliers, financial institutions and others with whom it conducts business to determine that they will be Year 2000 compliant. The Company has received representations from these outside parties indicating they believe they will be Year 2000 compliant prior to the end of Fiscal 1999; however, there can be no assurances that the systems of third parties on which the Company relies will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company.

        During the First Six Months of Fiscal 1999, Year 2000 costs were not material and it is anticipated that future Year 2000 issues should not have a material impact on the Company's business, operations or financial condition.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

        The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of year 2000 hardships, the impact of the Company's new Europaint(R), the impact of advertising and promotional activities, the profitability of new stores, the potential adverse effects of certain litigation and the impact of the Company's new outside sales force.

                           PART II - OTHER INFORMATION


Item  6.  Exhibits and Reports on Form 8-K


        (a)     Exhibit 27 Financial Data , Article 5 is filed herein.

        (b) The Registrant did not file any Current Reports on Form 8-K during the quarter ended October 31, 1998.



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EARL SCHEIB, INC.
                                   Registrant


December 11, 1998                  /s/ Christian K. Bement
-----------------                  ---------------------------------------------
     Dated                             Christian K. Bement, President and
                                       Chief Executive Officer





December 11, 1998                  /s/ John D. Branch
-----------------                  ---------------------------------------------
     Dated                             John D. Branch, Senior Vice President and
                                       Chief Financial Officer