Form 10-Q
period 1999-01-31
SCHEIB EARL INC
filed 1999-03-17
CIK 87196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



      (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 1999

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


                              Yes  [X]    No  [ ]

    As of March 8, 1999, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value, issued and 4,358,682 outstanding.

    This report contains a total of 10 pages.

                          PART I-FINANCIAL INFORMATION


                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        Unaudited
                                                       -----------
                                                       January 31,     April 30,
ASSETS                                                    1999           1998
                                                       -----------     --------
Current Assets:
   Cash and cash equivalents                            $    365       $  4,203
   Accounts receivable                                       632            627
   Inventories                                             1,856          1,251
   Prepaid expenses                                        1,673          1,568
   Deferred income taxes                                     714            714
   Property held for sale                                     --             25
                                                        --------       --------

      Total Current Assets                                 5,240          8,388
                                                        --------       --------

Property and Equipment, net                               20,561         19,375

Deferred Income Taxes                                      1,877          1,877

Other, Primarily Cash Surrender Value
  of Life Insurance                                        2,021          1,846
                                                        --------       --------

      Total Assets                                      $ 29,699       $ 31,486
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                     $    697       $    964
   Accrued expenses                                        4,903          6,503
                                                        --------       --------

      Total Current Liabilities                            5,600          7,467
                                                        --------       --------

Deferred Management Compensation                           3,356          3,363
                                                        --------       --------

Long-term Liabilities                                      1,811            221
                                                        --------       --------

Commitments and Contingencies (Note 4)                        --             --

Shareholders' Equity:
   Capital stock $1 par - shares authorized
      12,000,000; 4,803,000 issued and
      4,359,000 outstanding at January 31,
      1999; 4,782,000 issued and 4,659,000
      outstanding at April 30, 1988
                                                           4,803          4,782
   Additional paid-in capital                              6,706          6,598
   Retained earnings                                      10,532         10,132
   Treasury shares                                        (3,109)        (1,077)
                                                        --------       --------

      Total Shareholders' Equity                          18,932         20,435
                                                        --------       --------

      Total Liabilities and Shareholders' Equity
                                                        $ 29,699       $ 31,486
                                                        ========       ========

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (unaudited)

                                          Three Months Ended            Nine Months Ended
                                       -----------------------       -----------------------
                                              January 31,                  January 31,
                                       -----------------------       -----------------------
                                         1999           1998           1999           1998
                                       --------       --------       --------       --------
Net sales                              $  9,895       $  8,490       $ 40,563       $ 37,145

Cost of sales                             8,608          7,595         29,637         26,834
                                       --------       --------       --------       --------

Gross profit                              1,287            895         10,926         10,311

Selling and administrative
   expense                                3,055          2,782         10,101          9,370
                                       --------       --------       --------       --------

Operating income (loss)                  (1,768)        (1,887)           825            941

Other income (expense) (Note 3)            (191)            34           (206)            43
                                       --------       --------       --------       --------

Income (loss) before income taxes        (1,959)        (1,853)           619            984

Income tax expense (benefit)               (766)          (631)           219             36
                                       --------       --------       --------       --------

Net income (loss)                      $ (1,193)      $ (1,222)      $    400       $    948
                                       ========       ========       ========       ========

Basic earnings (loss) per share
   (Note 5)                            $  (0.27)      $  (0.27)      $   0.09       $   0.21
                                       ========       ========       ========       ========

Diluted earnings (loss) per
   share (Note 5)                      $  (0.27)      $  (0.27)      $   0.09       $   0.20
                                       ========       ========       ========       ========

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                               Nine Months Ended
                                                                   January 31,
                                                              ---------------------
                                                               1999          1998
                                                              -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities                  $    34       $ 1,752
                                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (3,369)       (2,261)
   Proceeds from sale of property and equipment                    57           358
   Reduction in marketable securities                              --           270
   Other - net                                                   (175)         (102)
                                                              -------       -------

   Net cash used in investing activities                       (3,487)       (1,735)
                                                              -------       -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Borrowings from an insurance company                         1,670
   Proceeds from exercise of stock options                         92            71
   Purchase of treasury stock                                  (2,032)           --
   Principal payments on capital leases                          (115)          (94)
                                                              -------       -------

   Net cash used in financing activities                         (385)          (23)
                                                              -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (3,838)           (6)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD        4,203         2,859
                                                              -------       -------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD            $   365       $ 2,853
                                                              =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

   Income taxes paid                                          $   915       $    66
                                                              =======       =======


Supplemental Disclosure of Noncash Investing and Financing Activities:

During the nine month period ended January 31, 1999, the Company entered into one capital lease in the amount of $62.

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

NOTE 2. INVENTORIES

     Inventories consist of the following:

                                                January 31,             April 30,
                                                   1999                   1998
                                               ------------            ----------
Finished goods                                   $ 1,997                $ 1,497
Raw materials                                        425                    320
LIFO Reserve                                        (566)                  (566)
                                                 -------                -------
  Inventories                                    $ 1,856                $ 1,251
                                                 =======                =======

NOTE 3. INCOME TAXES

        In the first quarter of the fiscal year ended April 30, 1997, ("Fiscal 1997") the Company received federal income tax refunds of $1,696 resulting from the application of net operating loss carrybacks. Approximately $448 of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current federal income tax rate. The $448 refund relating to the difference in federal tax rates is currently deferred on the Company's balance sheet.

        In February of 1999 the Company received a Notice of Disallowance from the Internal Revenue Service disallowing the refund from the net operating loss carryback received in Fiscal 1997. The Company is currently evaluating its position; however, due to the increased probability that the filing position for the net operating loss will be substantially disallowed, the Company accrued in the quarter ended January 31, 1999, the estimated interest payable on the disallowance of the net operating loss carryback. Accordingly, in the quarter ended January 31, 1999, the Company accrued $214 of interest relating to the potential disallowance of its net operating loss carryback.

NOTE 4. COMMITMENTS AND CONTINGENCIES

     The Company is involved in legal proceedings and claims some of which arise in the ordinary course of its business. Management currently believes that the amount of ultimate liability with respect to these legal matters should not materially affect the Company's financial statements.

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

        The weighted average number of shares used to calculate basic earnings per share was 4,359,000 and 4,594,000 for the three month periods and 4,483,000 and 4,592,000 for the nine month periods ended January 31, 1999 and 1998, respectively. The weighted average number of shares used to calculate diluted earnings per share was 4,359,000 and 4,594,000 for the three month periods and 4,581,000 and 4,745,000 for the nine month periods ended January 31, 1999 and 1998, respectively. Dilutive securities, which consisted wholly of stock options, had no impact upon weighted average shares outstanding for the quarter. The effect of the dilutive securities, which consisted wholly of stock options, was to increase the weighted average number of shares outstanding by 98,000 and 153,000 shares for the nine month periods ended January 31, 1999 and 1998, respectively.

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



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

QUARTER ENDED JANUARY 31, 1999 ("1999 THIRD QUARTER") COMPARED TO THE QUARTER ENDED JANUARY 31, 1998 ("1998 THIRD QUARTER")

     Net sales during the 1999 Third Quarter increased by $1,405 or 16.5% which consisted of same shop (shops open one year or more) sales increases of $819 or 9.8% compared to the 1998 Third Quarter. The remaining increase in sales is due to sales from new shops opened since the end of the 1998 Third Quarter (14 shops) partially offset by the loss of sales from shops closed since the end of the 1998 Third Quarter (5 shops). The increase in sales resulted primarily from additional car volume (due in part to our fleet department) at same shops.

     Gross profit dollars in the 1999 Third Quarter increased by $392 compared to the 1998 Third Quarter due mainly to the increase in sales discussed above. Gross profit margins increased from 10.5% to 13.0% due to increased sales volumes spreading fixed costs over a larger number of sales dollars.

     Selling and administrative expense increased by $273 which represents a decrease of 1.9% of sales in the 1999 Third Quarter compared to the 1998 Third Quarter. The decrease in selling and administrative expense is mainly due to sales increasing faster than selling and administrative expenses. The dollar increase in selling and administrative expense between the two quarters is due to additional personnel and related expenses associated with the expansion of the Company's real estate department and the establishment of an outside sales department to sell the Company's services to commercial fleet accounts.

     Other income consists of gains from sales of excess real estate and net interest expense. Net interest expense was $191 in the 1999 Third Quarter, due primarily to the accrual of interest relating to the potential disallowance of the carrying back of a net operating loss, compared to interest income of $34 (primarily from investments in short-term paper) in the 1998 Third Quarter.

         In the 1999 and 1998 Third Quarters the Company recognized a federal income tax benefit due to the operating loss for the quarter. In the 1999 Third Quarter the income tax benefit was provided at the Company's effective tax rate. The amount of the benefit for the 1998 Third Quarter was limited by the income tax provisions recorded in the prior two quarters.

NINE MONTHS ENDED JANUARY 31, 1999 ("FIRST NINE MONTHS OF FISCAL 1999") COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1998 ("FIRST NINE MONTHS OF FISCAL 1998" OR "PRIOR YEAR PERIOD")

     Net sales for the First Nine Months of Fiscal 1999 increased by $3,418 or 9.2% compared to the Prior Year Period which consisted of same shop (shops open one year or more) sales increases of $1,602 or 4.4% compared to the Prior Year Period. The remaining increase in sales is due to sales from new shops opened since the end of the 1998 Third Quarter (14 shops) partially offset by the loss of sales from shops closed since the end of the 1998 Third Quarter (5 shops). The increase in sales resulted primarily from additional car volume (due in part to our fleet department) at same shops.

        Gross profit dollars in the First Nine Months of Fiscal 1999 increased by $615 compared to the First Nine Months of Fiscal 1998 due mainly to the increase in sales discussed above. Gross profit margins decreased in the First Nine Months of Fiscal 1999 to 26.9% from 27.8% in the First Nine Months of Fiscal 1998. The decrease in gross margins is largely attributable to a lower ticket average in the first 8 weeks of the quarter ending July 31, 1998.

     Selling and administrative expense for the First Nine Months of Fiscal 1999 increased by $731 which represented a decrease of 0.3% of sales compared to the prior year period. Selling and administrative expenses increased primarily from payroll costs and travel costs associated with the expansion of the real estate department and the establishment of an outside sales department to sell the Company's services to commercial fleet accounts, legal expenses and shop expansion.

     Other income consists of gains or losses from sales of excess real estate and net interest income or expense. During the First Nine Months of Fiscal 1999, the Company sold 1 property for a net gain of $11 compared to a net loss of $72 from the sale of 2 properties in the Prior Year Period. Net interest expense was $217 in the First Nine Months of Fiscal 1999 (due primarily to the accrual of interest relating to the potential disallowance of a net operating loss carryback) compared to net interest income (generated from the investment of cash in short-term instruments) of $115 in the First Nine Months of Fiscal 1998.

In the First Nine Month Periods for Fiscal 1999 and 1998 the Company provided for income taxes at statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for capitalized additions and improvements and expansion. The first and second quarters and occasionally the fourth quarter have historically been positive cash flow from operations while the third and occasionally the fourth quarters are net users of cash.

        As of January 31, 1999, the Company had current assets of $5,240 and current liabilities of $5,600 for a net working capital deficit of $360. The Company's long-term debt consists of its deferred management compensation plan, borrowings against the cash surrender value of its life insurance contracts and 2 capital leases. During the First Nine Months of Fiscal 1999 the Company opened 8 new shops and during the remaining three months of Fiscal 1999 plans to open 10 to 12 additional new shops and perform various improvements for an estimated total cost of $5.5 million.

     In the First Nine Months, the Company had capitalized expenditures of $3,369 (which are included in the $5.5 million of cash requirements for Fiscal 1999 described in the previous paragraph) which were financed largely through cash flow from operations. The Company expects that future cash flow from operations will be enhanced by these capital additions.

     Net cash provided by operating activities for the nine months ended January 31, 1999 declined by $1,718 compared to the same period last year. The decrease is mainly due to operations being fully taxable in fiscal 1999 versus fiscal 1998 and the Company in fiscal 1999 relying on a line of credit to meet its working capital needs compared to fiscal 1998 where the Company retained a large amount of cash. During the First Nine Months, EBITDA (EBITDA is defined as income from operations plus depreciation and amortization) increased from $2,627 for First Nine Months of Fiscal 1998 to $2,864 for the First Nine Months of Fiscal 1999 which was a 9.0% increase in EBITDA over the prior year period. Management believes that this increase in EBITDA is largely attributable to its efforts over the previous year which include improvements in its current operations as well as the expansion of its operations. Management believes that EBITDA are measures commonly used by analysts and investors. Accordingly, this information has been presented to permit a more complete analysis. However, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with general accepted accounting principles or as a measure of profitability or liquidity.

        In February of 1999 the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received in Fiscal 1997. The amount of the refund was $1,696. The Company is currently evaluating its tax position. The refund of the net operating loss and substantially all of the interest relating to the disallowance are accrued in the Company's January financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward could be used to offset income taxes in the current and future years.

        During the third quarter of Fiscal 1999 management borrowed $1,670 against the cash surrender value of various life insurance policies. In February, the Company entered into an agreement with a bank for a two year $4,000,000 unsecured line of credit. It is anticipated that the Company will draw on the line of credit during the third and early part of the fourth quarter and repay the line towards the end of the fourth quarter; however, additional draws on the line of credit may occur as a result of the disallowance of the Company's net operating loss carryback. The Company owns 75 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be either sold or used as collateral for additional outside financing.

     Management currently believes that internally generated funds and the $4,000,000 line of credit should be adequate to satisfy its anticipated cash requirements for the remainder of Fiscal 1999.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of Year 2000 hardship, the impact of the Company's new Euro-Paint(R) the impact of advertising and promotional activities, the impact of the Company's expansion and fleet sales, the potential adverse effects of certain litigation and the impact of various tax positions taken by the Company.

                           PART II - OTHER INFORMATION


Item  6.  Exhibits and Reports on Form 8-K


     (a)    Exhibit 27 Financial Data Schedule, Article 5 is filed herein.
            Exhibit 10 Material Contracts, Article 5 is filed herein

     (b) The Registrant filed a Current Report on Form 8-K dated December 11, 1998, disclosing the election of Christian K. Bement as President and Chief Executive Officer of the Company effective January 1, 1999 during the quarter ended January 31, 1999.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             EARL SCHEIB, INC.
                                             -----------------
                                                Registrant


March 13, 1999                          /s/ Christian K. Bement
--------------                          ----------------------------------------
     Dated                                  Christian K. Bement, President and
                                            Chief Executive Officer


March 13, 1999                          /s/ John D. Branch
--------------                          ----------------------------------------
     Dated                                  John D. Branch, Senior Vice
                                            President and Chief Financial
                                            Officer