Form 10-K
period 1999-04-30
SCHEIB EARL INC
filed 1999-07-29
CIK 87196

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ------------------------
                                    FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-4822

                               EARL SCHEIB, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        95-1759002
 (STATE OR OTHER JURISDICTION OF INCORPORATION
                OR ORGANIZATION)                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

    8737 WILSHIRE BOULEVARD BEVERLY HILLS,
                  CALIFORNIA                                       90211-2795
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 652-4880

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
        CAPITAL STOCK, $1.00 PAR VALUE                       AMERICAN STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     As of July 16, 1999 the registrant had 4,358,682 shares of its Capital Stock, $1.00 par value, issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was $20,158,904 (approximately based upon the closing price of the Capital Stock on the American Stock Exchange on such date).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended April 30, 1999 are incorporated into Part II by reference.

     Portions of the registrant's Proxy Statement dated July 29, 1999 for use at the registrant's annual meeting of stockholders are incorporated into Part III by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     At April 30, 1999, the Company operated a chain of 174 automobile production paint and body shops which specialize in affordably priced repainting of automobiles and performing body repairs other than major collision repair, frame straightening, or axle work. The Company also offers the replacement of certain car body parts using new, used and after-market parts, glass replacement as well as factory style pinstriping, molding and vinyl top replacement. All of the Company's sales are paid by either cash or credit cards with the exception of the Company's fleet and trade sales which may be made upon credit terms.

     The Company's shops operate under the name of the New Earl Scheib Paint and Body Shop. The Company's shops are located in 145 cities throughout the United States with 54 shops in California

     In November, 1994, Donald R. Scheib was appointed as Chairman of the Board and Daniel A. Seigel was employed as President and Chief Executive Officer and elected to the Company's Board of Directors. Mr. Seigel resigned as President and Chief Executive Officer effective December 31, 1998. Christian Bement, the Company's Chief Operating Officer since February, 1995, was elected President and Chief Executive Officer on January 1, 1999. Additionally, Philip Wm. Colburn, a board member since 1992, was elected Chairman of the Board on January 1, 1999, replacing Donald Scheib who agreed to remain as a director until the 1999 Annual Meeting of Shareholders.

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

     During the fiscal year ended April 30, 1996, ("fiscal 1996") the Company renovated and converted 137 of its shops to the New Earl Scheib Paint and Body Shop Format (the "New Shop Format"). Conversion to a New Shop Format included new paint and graphics, new exterior signage, a new customer information center, the installation of a "dust" wall to separate the vehicle preparation area from the vehicle detail and delivery area, and the installation of a new Infrared Quartz Finish Drying System to dry the paint on the car. New Shop Format conversions occurred in California during the first quarter of fiscal 1996. Because of the significant comparable shop-for-shop sales increases in the California New Shop remodels (New Shop remodels experienced a 37% comparable shop-for-shop sales increase during the period from August 1, 1995, through April 30, 1996) a decision was made to remodel the remainder of the Company's shops to the New Shop Format.

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

     During the latter part of the fiscal year ended April 30, 1997 ("fiscal 1997"), the Company began an aggressive new shop expansion campaign with the initial objective to expand in existing markets where the Company felt that it underserved the market. Penetration in these markets will enable the Company to open new shops without significantly increasing overhead expenses. During fiscal 1997, the Company opened 5 new shops.

     During the fiscal year ended April 30, 1998 ("fiscal 1998"), the Company opened 12 new shops. New shops incorporate much of the New Shop Format but also include other improvements, where feasible, such as the installation of state of the industry cross-draft or semi-downdraft paint booths with combination fully enclosed dryers, the separation of the production process into three distinct areas, vehicle preparation, masking and detail to further improve quality; and the installation of exterior graphics to emphasize the Company's core business and attractive prices.

     During fiscal 1998, the Company implemented an extensive Division Manager training program. This program is designed to attract and train individuals from outside the industry for eventual promotion to a Division Manager position. The program is considered a "fast track" program which involves a 4 to 12 month training program.

     During the fiscal year ended April 30, 1999 ("fiscal 1999"), Daniel Seigel resigned as President and Chief Executive Officer and Christian Bement was elected to those positions. Additionally, after the end of fiscal 1999, on May 3, 1999, the Company's Chief Financial Officer, John Branch, resigned from his position. The Company has hired Charles Barrantes as Chief Financial Officer effective August 2, 1999.

     During fiscal 1999, the Company began operations in 19 new shops. These shops are located in California, Arizona, Texas, Indiana, Illinois, Virginia, Washington and Michigan. All of these new shops provide the Company with greater penetration into these existing markets. The Company hopes by continuing to increase shop concentration and market penetration, in some instances doubling the number of shops in a market, it will be able to achieve economies of scale and improve the Company's overall performance in these areas.

SERVICES

     The Company currently offers primarily three paint packages which range in price based upon the color of the paint, number of coats of paint applied, additional services and length of warranty provided in each package. Customers may also purchase options to the paint packages such as UV Supergloss, Pearlescent paint colors and Euroclear(R) clear coat for an additional cost.

     The Company paints vehicles on a production line basis. The vehicle is sanded to prepare the surface for paint adhesion. Removal of scratches, chips, rust and peeling also occurs at this time for an extra charge. The vehicle is then air-blown using a high pressured air hose to remove excess dust. The exposed chrome and glass areas are masked and the vehicle is spray painted in a dust-free, fully filtered and sprinklered spray booth. The vehicle is then dried in a either a semi-enclosed or fully enclosed Infrared Quartz Finish Drying System. This drying process dries the paint by quartz infrared waves increasing the metal temperature just enough to heat the paint such that the paint on the vehicle dries from the inside to the outside. The quartz heat tubes utilize high intensity electromagnetic waves to heat the metal and are controlled by infrared sensors and computer aided temperature controls. Finally, the vehicle is detailed, which involves removing the masking paper and tape, removing overspray and reinstalling any accessories removed during the painting process.

     In connection with its painting operations, the Company also performs, for an additional cost, body and fender repair work as well as extra sanding and preparation mentioned above. All body and fender work performed is incidental to the painting process. Such body and fender work accounted for approximately 20% of the Company's sales during fiscal 1999, 21% in fiscal 1998 and 22% in fiscal 1997.

     During fiscal 1997, the Company began the manufacture and distribution of a new EuroPaint(R) coating system. EuroPaint(R) is a true two (2) component acrylic polyurethane coating which offers superior quality and performance. EuroPaint(R) is characterized by having extremely high gloss and distinctness of image, outstanding exterior durability and exceptional chemical resistance. This type of paint is generally considered the highest quality after market paint and far superior to many of the paint formulation used by the

Company's competitors and is commonly used by many European luxury car manufacturers. EuroPaint(R) was rated best in a blind test conducted by an independent laboratory against the best paints used in popular production auto painting. The paint test measured gloss (the ability of paint to reflect light), distinctiveness of image (which represents the ability of the painted surface to reflect images like a mirror) and the ability of the paint to resist harmful chemicals and UV rays.

     The Company also offers a product called EuroClear(R). EuroClear(R) is an option which offers customers a true and separate clear coat with the same superior quality and performance properties offered by EuroPaint(R). EuroClear(R) enhances and intensifies the high gloss and distinctiveness of image of EuroPaint(R) providing a very deep gloss look characteristic of basecoat/clearcoat (two stage) paint systems.

     Over the past few fiscal years, the Company's color offering was expanded to include a new, unique line of colors which capture the glamour and allure of pearlescence. Such new colors offer an iridescence and lustre creating a visual effect which can only be achieved by the use of pearlescent pigments. Pearlescent colors are two- and three-stage color systems, which offer customers a unique production shop product.

     During fiscal 1996, the Company introduced a new Company developed product called UV Supergloss. This new product is sold as an additive for two of the Company's paint packages. The UV Supergloss provides the car with a brighter shine and is designed to protect the paint from the harmful effects of Ultraviolet rays.

FLEET SERVICE

     During the fourth quarter of fiscal 1998, the Company started up a fleet sales department. The department currently consists of approximately 10 sales people dedicated to developing multi-vehicle fleet accounts in designated geographical regions. These accounts range from smaller neighborhood businesses to large municipal, state, federal and national accounts. During fiscal 1999, fleet sales totalled $1,432,000 versus $185,000 in the fourth quarter of fiscal 1998 (the only quarter of fiscal 1998 that fleet sales was operating).

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

SEASONALITY

     The Company's sales are seasonal in nature. Because of weather conditions and Christmas holidays, sales for the months of November, December, January and February are usually lower than the sales in the remaining months of the year. As a result, a proportionately greater share of the Company's sales and earnings have historically occurred in the first half of its fiscal year.

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

     In the field of non-franchised production line automobile painting, the Company believes that it is substantially larger than any of its competitors and that its experience, and the reasonable prices of its services, will enable it to continue to compete effectively. The Company expects that its new shop expansion, developing fleet sales, ongoing shop renovations and technological improvements, operational restructuring and improved training programs along with new products will enable it to continue it to be an effective competitor.

TRADEMARKS

     The Company's success is dependent upon, among other things, its name. The Company relies primarily on a combination of the protections provided in applicable copyright, trademark and trade secret laws. The Company owns various trademarks but believes that Earl Scheib(R), Europaint(R), and Euroclear(R) are material to the business of the Company.

RESEARCH AND DEVELOPMENT

     The Company is engaged in certain research and development to continue to improve its existing paint products, update product lines, change formulations in order to comply with changing environmental regulations, and develop new products which can be introduced to the shops without significant cost or training such as the Europaint(R) and Euroclear(R), UV Supergloss and new colors introduced during fiscal 1997 and 1996. The Company constantly reviews new products and techniques developed by its suppliers and others in its and related industries for their applicability to the Company's operations. Although the Company's research and development costs are increasing to accomplish these objectives, such expenditures during the three years ended April 30, 1999 were not a significant percentage of sales.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     The Company's automobile painting and paint manufacturing operations are subject to federal, state and local environmental regulations in many of the areas in which it operates. The Company believes its operations substantially comply with existing regulations in those geographic areas in which it now operates. The Company, since it manufactures its owns products, has the ability to modify and/or develop paint and paint related product formulations to reasonably ensure continued compliance with new and changing environmental regulations. In addition, since the Company primarily paints vehicles in its own colors, there is little waste product produced.

EMPLOYEES

     At April 30, 1999, the Company employed approximately 1,172 employees, of which 346 were sales, administrative, management or executive personnel and 826 were production personnel. Production employees are represented by the International Brotherhood of Teamsters under a collective bargaining agreement which extends through September 15, 2001. None of the Company's executive, administrative, shop management or clerical personnel are represented by a union. Management believes its employee relations are good.

YEAR 2000 COMPLIANCE

     Many computer systems and software products, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000. This could result in significant system and equipment failures. Beginning in fiscal 1997 the Company began a process of evaluating its, as well as its critical vendors' systems to identify potential year 2000 issues and implement solutions. It was decided that the best approach would be to replace the majority of the Company's old information systems.

     Starting in late fiscal 1997 and proceeding during most of fiscal 1999, the Company has been undergoing an accelerated installation of new systems. At the end of fiscal 1998, the majority of these systems had been operating for over nine months. During fiscal 1999, the Company installed new systems in its accounting department and a credit system to support its new fleet business. The Company believes that the majority, if not all of its systems, are year 2000 compliant; however, in this regard, it is relying upon representations made by its software and hardware vendors, most of whom are large, well-known international companies. In performing this significant technology transformation, the Company has relied upon both internal and external resources. The estimated cost to address year 2000 issues has not, to date, and is not expected to have a material impact on the Company's business, operations or financial condition.

     The Company has been in communications with major suppliers, financial institutions, insurers and others with whom it conducts business to determine that they will be year 2000 compliant. The Company has received representations from these outside parties indicating they believe they currently are or will be year 2000 compliant prior to the end of 1999. There can be no assurance, however, that the systems of third parties on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     The above discussion regarding costs and risks is based on the Company's best current estimate given information that is currently available to it, and is subject to change.

ITEM 2. PROPERTIES

     The Company owns the land and buildings occupied by 69 of the Company's operating shops as of April 30, 1999. The remaining 105 of the Company's 174 shops were leased from outside third parties. The 174 shops are located in 145 cities in 31 states. In fiscal 1999, the Company began operations in 19 new shops and ceased operations in 6 shops.

     Leases for shop premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on leases for the Company's shops (excluding unexercised options) range from a month to month tenancy to 15 years. All of the leases, with two exceptions, have fixed rentals with no additional rents based upon shop sales. Many leases also require the Company to pay all or a portion of the real estate taxes, insurance charges and maintenance expenses relating to the leased premises. The Company maintains fire and liability insurance as well as umbrella earthquake coverage for its shops and other real estate interests.

     The Company secures sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites that may be owned by the Company or sold and leased back by the Company under sale-and-leaseback arrangements. In many cases, the Company is able to lease or sublease existing buildings that have been previously used for other purposes, such as automobile repair shops or retail establishments. These sites must be suitable for the Company's needs, at a lease rate that is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new shops, the Company generally makes capital investments and incurs expenditures (excluding expenditures to purchase land, buildings or leasehold interest) of approximately $175,000. These costs consist of construction of improvements, paint and supply inventories, fixtures, equipment, signs and pre-opening expense.

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

     As of April 30, 1999, the Company had 2 parcels of real estate for sale. Both properties sold during the first quarter of fiscal 2000 for a net of $342,888. The properties had a net book value at April 30, 1999, of approximately $338,875 which are shown in the financial statements as Property held for sale. The gain on the sale of these properties was $4,013 and will be recognized in the first quarter of fiscal 2000.

     The Company owns its corporate offices, located at 8737 Wilshire Boulevard, Beverly Hills, California 90211. The facility has three floors and approximately 10,500 square feet of office space. In addition, the Company owns a manufacturing and warehousing facility in Springfield, Missouri. The Company manufac-tures and warehouses paint and related products used by the shops (and warehouses other necessary supplies) in this facility until needed by the Company's shops. This facility occupies approximately 30,600 square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

     The Company's Annual Report to Shareholders for the year ended April 30, 1999 ("1999 Annual Report") is filed as Exhibit 13 to this Report on Form 10-K. The responses to Items 5, 6, 7 and 8 are contained in the 1999 Annual Report on the pages noted and are specifically incorporated herein by reference in this Report on Form 10-K. With the exception of these items, the 1999 Annual Report is not deemed filed as a part of this Report.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     "Market Information" appearing on page 15 of the 1999 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     "Selected Financial Data" appearing on page 14 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 2 through 4 of the 1999 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company appearing on pages 5 through 13 of the 1999 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company, effective April 20, 1999, dismissed Deloitte & Touche, LLP, independent auditors, as its principal independent accountant. The dismissal was recommended by the Audit Committee of the Board of Directors.

     Deloitte & Touche, LLP's report on the Company's financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

     Effective April 22, 1999, following the recommendation of the Audit Committee, the Company engaged Arthur Andersen, LLP, independent public accountants, as its new principal independent accountant to audit the Company's financial statements. The Company did not consult Arthur Andersen, LLP during its two most recent fiscal years with regard to any of the matters described in
Item 304(a)(2) of Regulation S-K.

                                    PART III

ITEMS 10., 12., 13. AND 14.

     The information required by these items is contained in the Company's definitive Proxy Statement dated July 29, 1999 which relates to election of the Company's directors and which was filed within the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and Report of Independent Auditors, appearing on pages 5 through 13 of the 1999 Annual Report, are filed as part of this Report on Form 10-K:

     For the Fiscal Years Ended April 30, 1999, 1998 and 1997:

        Consolidated Statements of Operations
        Consolidated Statements of Shareholders' Equity
        Consolidated Balance Sheets as of April 30, 1999 and 1998
        Consolidated Statements of Cash Flows
        Report of Independent Public Accountants

     2. FINANCIAL STATEMENT SCHEDULES

        None.

     3. EXHIBITS

        The Exhibits required to be filed hereunder are indexed on page E-1.

(b) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on April 23, 1999 disclosing a change in its certifying accountant.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     The statements which are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of Year 2000 hardships, the impact of the Company's Europaint(R), the impact of advertising and promotional activities, the impact of the Company's expansion and fleet sales and the impact of various tax positions taken by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EARL SCHEIB, INC.

Date: July 29, 1999                       By     /s/ CHRISTIAN K. BEMENT

                                            ------------------------------------
                                                    Christian K. Bement
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                      TITLE                    DATE
                     ----------                                      -----                    ----
             By /s/ CHRISTIAN K. BEMENT                President and Director             July 29, 1999
  -------------------------------------------------    [Chief Executive Officer]
                 Christian K. Bement

              By /s/ PHILIP WM. COLBURN                Chairman of the Board of           July 29, 1999
  -------------------------------------------------    Directors
                 Philip Wm. Colburn

               By /s/ DANIEL A. SEIGEL                 Director                           July 29, 1999
  -------------------------------------------------
                  Daniel A. Seigel

               By /s/ DONALD R. SCHEIB                 Director                           July 29, 1999
  -------------------------------------------------
                  Donald R. Scheib

              By /s/ ALEXANDER L. KYMAN                Director                           July 29, 1999
  -------------------------------------------------
                 Alexander L. Kyman

             By /s/ STUART D. BUCHALTER                Director                           July 29, 1999
  -------------------------------------------------
                 Stuart D. Buchalter

               By /s/ DAVID EISENBERG                  Director                           July 29, 1999
  -------------------------------------------------
                   David Eisenberg

               By /s/ JOHN K. MINNIHAN                 Vice President -- Finance          July 29, 1999
  -------------------------------------------------    [Principal Financial and
                  John K. Minnihan                     Accounting Officer]

                                 EXHIBIT INDEX

                                                                            SEQUENTIAL
EXHIBIT NO.                                                                  PAGE NO.
-----------                                                                 ----------
 3(a)(1)      Certificate of Incorporation of Earl Scheib, Inc., dated
              December 22, 1961, as amended, filed as Exhibit 3(a) to
              Registrant's Registration Statement No. 2-21540, effective as of August 7, 1963, and hereby incorporated herein by
              reference...................................................
 3(a)(2)      Amendment to Certificate of Incorporation dated October 28,
              1969, filed as Exhibit 1 to Registrant's Form 8-K Current
              Report for the month of October, 1969 and hereby
              incorporated herein by reference............................
 3(a)(3)      Amendment to Certificate of Incorporation dated August 16,
              1971, filed as Exhibit 1 to Registrant's Form 8-K Current
              Report for the month of August, 1971 and hereby incorporated herein by reference.........................................
 3(a)(4)      Amendment to Certificate of Incorporation dated November 4,
              1983, filed as Exhibit 3(a)(1) to Registrant's Form 8-K
              Current Report for the month of August, 1983 and hereby
              incorporated herein by reference............................
 3(a)(5)      Amendment to Certificate of Incorporation dated October 2,
              1986, as set forth in the Proxy Statement dated July 22,
              1986 and Registrant's 10-Q Quarterly Report for the quarter ended July 31, 1986 and hereby incorporated herein by
              reference...................................................
 3(b)         Amended and Restated Bylaws of Earl Scheib, Inc., filed as an exhibit to Registrant's Current Report on Form 8-K dated
              August 15, 1995, and hereby incorporated herein by
              reference...................................................
10(d)         Earl Scheib, Inc. 1982 Incentive Stock Option Plan, filed as
              Exhibit 10(d) to Registrant's Annual Report on Form 10-K for
              the fiscal year ended April 30, 1982 and hereby incorporated herein by reference.........................................
10(i)         Stock Option Agreement dated as of January 10, 1995 between
              Registrant and Christian Bement filed as Exhibit 10(i) to
              the Registrant's 1995 Form 10-K and hereby incorporated
              herein by reference.........................................
10(j)         Earl Scheib, Inc. 1994 Performance Employee Stock Option
              Plan, June 27, 1994 filed as Exhibit 10(l) to the
              Registrant's 1995 Form 10-K and hereby incorporated herein by reference................................................
10(k)         Earl Scheib, Inc. 1994 Board of Directors Stock Option Plan,
              June 27, 1994 filed as Exhibit 10(m) to the Registrant's
              1995 Form 10-K and hereby incorporated herein by
              reference...................................................
10(l)         Agreement for Issuance of Letters of Credit dated as of
              February 16, 1995 between Registrant and City National Bank, filed as Exhibit 10(a) to Registrant's Quarterly Report on
              Form 10-Q for the quarter ended January 31, 1995, and hereby incorporated herein by reference............................
10(m)         Amended Supplemental Terms Letter dated April 29, 1999
              between City National Bank and Registrant...................
13            1999 Annual Report to Stockholders of Earl Scheib, Inc. (not
              deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference)..................................................
22            Subsidiaries of the Registrant..............................
23.1          Consent of Current Independent Auditors.....................
23.2          Consent of Prior Independent Auditors.......................
99.1          Report of Prior Independent Auditors........................
27.1          Financial Data Schedule.....................................

                       EARL SCHEIB INC. AND SUBSIDIARIES

                            AVAILABILITY OF EXHIBITS

                            ------------------------

                       The Company will furnish upon
                       request copies of the exhibits
                       indicated on page E-1 of the Form
                       10-K at a cost of 25c per page,
                       which is the reasonable cost to
                       the Company in fulfilling the
                       request.