Form 10-Q
period 1999-07-31
SCHEIB EARL INC
filed 1999-09-13
CIK 87196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                ----------------


    (Mark One)
        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

                                       OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                                Yes [X]   No [ ]

    As of September 7, 1999, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,358,682 shares outstanding.

                    This report contains a total of 9 pages.

                          PART I-FINANCIAL INFORMATION

                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        JULY 31,   APRIL 30,
                                                          1999       1999
                                                       ---------  ----------
                                                       Unaudited
                                                       ---------
ASSETS
Current Assets:
    Cash and cash equivalents                          $   1,090  $  1,265
    Accounts receivable, less allowances of $164 at
                        July 31, and April 30, 1999          287       218
    Inventories                                            2,203     1,701
    Prepaid expenses and other current assets              2,196     2,040
    Deferred income taxes                                    753       753
    Property held for sale                                     0       339
                                                       ---------  --------

        Total Current Assets                               6,529     6,316
                                                       ---------  --------

Property and Equipment, net                               21,129    21,089

Deferred Income Taxes                                      2,157     2,157

Other, Primarily Cash Surrender Value
    of Life Insurance                                      2,313     2,299
                                                       ---------  --------

        Total Assets                                   $  32,128  $ 31,861
                                                       =========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                   $   1,155  $    940
    Accrued expenses:
      Payroll and related taxes                            1,676     1,780
      Insurance                                            1,076     1,139
      Other                                                2,008     2,260
    Income taxes payable                                   1,968     1,789
                                                       ---------  --------
        Total Current Liabilities                          7,883     7,908
                                                       ---------  --------

Deferred Management Compensation                           3,270     3,298

Long-term Liabilities                                      1,991     2,016

Commitments and Contingencies                                 --        --

Shareholders' Equity:
    Capital stock $1 par - shares authorized
       12,000,000; 4,803,311 issued and 4,358,682
       outstanding at July 31, 1999 and April 30,
       1999                                                4,803     4,803
    Additional paid-in capital                             6,756     6,756
    Retained earnings                                     10,533    10,188
    Treasury shares                                       (3,108)   (3,108)
                                                       ---------  --------

        Total Shareholders' Equity                        18,984    18,639
                                                       ---------  --------

        Total Liabilities and Shareholders' Equity     $  32,128  $ 31,861
                                                       =========  ========


              The accompanying Notes are an integral part of these
                     condensed consolidated balance sheets.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (unaudited)

                                                         THREE MONTHS ENDED
                                                               JULY 31,
                                                     ---------------------------
                                                       1999               1998
                                                     --------           --------
Net sales                                            $ 15,759           $ 15,903

Cost of sales                                          11,350             10,723
                                                     --------           --------

Gross profit                                            4,409              5,180

Selling, general & administrative expenses              3,733              3,564
                                                     --------           --------

Operating income                                          676              1,616

Other income (expense), net                              (119)                 5
                                                     --------           --------

Income before income taxes                                557              1,621

Provision for income taxes                                212                615
                                                     --------           --------

Net income                                           $    345           $  1,006
                                                     ========           ========

Basic earnings per share                             $   0.08           $   0.22
                                                     ========           ========

Diluted earnings per share                           $   0.08           $   0.21
                                                     ========           ========


              The accompanying Notes are an integral part of these
                  condensed consolidated financial statements.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  JULY 31,
                                                             1999          1998
                                                           -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by operating activities              $   488       $   449
                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (968)         (919)
    Proceeds from disposals of property and equipment          345             5
    Investment in marketable securities                       --            (208)
    Other,  net                                               --             (53)
                                                           -------       -------

    Net cash used in investing activities                     (623)       (1,175)
                                                           -------       -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                   --               2
    Purchase of treasury stock                                --            (110)
    Principal payments on capitalized leases                   (40)          (34)
                                                           -------       -------

    Net cash used in financing activities                      (40)         (142)
                                                           -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (175)         (868)

Cash and Cash Equivalents, at Beginning of the Period        1,265         4,203
                                                           -------       -------

Cash and Cash Equivalents, at End of the Period            $ 1,090       $ 3,335
                                                           =======       =======


SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Income taxes paid                                      $    31       $   307
                                                           =======       =======


Supplemental disclosure of noncash investing and financing activities:

During the three months ended July 31, 1998, the Company entered into one capital lease in the amount of $47.

The accompanying Notes are an integral part of these condensed consolidated financial statements.

                                EARL SCHEIB, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1.  BASIS OF PRESENTATION

    The condensed financial statements have been prepared by Earl Scheib, Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company's business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 ("Fiscal 1999").

NOTE 2. INVENTORIES

    Inventories consist of the following:

                                          UNAUDITED
                                           JULY 31,       APRIL 30,
                                             1999           1999
                                          ---------      ----------
       Paint and related supplies         $   2,153      $    1,810
       Raw materials                            570             411
       LIFO reserve                            (520)           (520)
                                          ---------      ----------
         Total inventories                $   2,203      $    1,701
                                          =========      ==========

NOTE 3. INCOME TAXES

    In the first quarter of the fiscal year ended April 30, 1997 ("Fiscal 1997"), the Company received federal income tax refunds of $1,696 resulting from the application of net operating loss carrybacks. Approximately $448 of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current federal income tax rate. The $448 refund relating to the difference in federal tax rates is currently deferred on the Company's consolidated balance sheet.

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received in Fiscal 1997. The amount of the 1997 refund was $1,696. The Company is protesting the IRS's position. The refund of the net operating loss, and substantially all of the interest through July 31, 1999 relating to the disallowance, are accrued in the Company's First Quarter of Fiscal 2000 consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward could be used to offset federal income taxes in future years.

NOTE 4. COMMITMENTS AND CONTINGENCIES

    The Company is involved in several legal proceedings and claims as well as environmental matters, some of which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these legal matters should not materially affect the Company's consolidated financial statements.

NOTE 5. EARNINGS PER SHARE

    Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The only potential dilutive securities are outstanding stock options issued to the Company's Board of Directors, management and employees.

    The weighted average number of shares used to calculate basic earnings per share was 4,359,000 and 4,659,000 for the quarters ended July 31, 1999 and 1998, respectively. The weighted average number of shares used to calculate diluted earnings per share was 4,360,000 and 4,777,000 for the quarters ended July 31, 1999 and 1998, respectively.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

QUARTER ENDED JULY 31, 1999 ("FIRST QUARTER OF FISCAL 2000") COMPARED TO THE QUARTER ENDED JULY 31, 1998 ("FIRST QUARTER OF 1999")

     Net sales for the First Quarter of Fiscal 2000 decreased by $144 or 0.9% compared to the First Quarter of 1999. This decrease consisted of same shop (shops open one year or more) sales decreases of $1,034, or 6.7%, partially offset by the sales from an additional net 11 shops (20 new shops opened less 9 shops closed since the First Quarter of 1999). The decrease in same shop sales in the First Quarter of Fiscal 2000 consisted of lower car volume, partially offset by a higher average invoice price.

    Gross profit dollars in the First Quarter of Fiscal 2000 decreased by $771 compared to the First Quarter of 1999 due mainly to the decrease in sales discussed above. Gross profit margins decreased from 32.6% to 28.0% due primarily to the reduction in same shop sales, higher material costs related to the Company's new Euro-Paint(R) and higher depreciation and other expenses related to new shop expansion.

    Selling, general and administrative expense increased by $169 in the First Quarter of Fiscal 2000 compared to the First Quarter of 1999. The dollar increase is mainly due to increased insurance expense and administrative expenses associated with the expanded fleet department and new shop expansion.

    Other income consists of gains or losses from sales of excess real estate and net interest income or expense. Net interest expense was $125 in the First Quarter of Fiscal 2000 compared to a $5 net interest income in the First Quarter of 1999. The increase in net interest expense in the First Quarter of 2000 relates primarily to interest accrued on the potential disallowance of a net operating loss carryback and interest accrued on the life insurance loans.

    In the First Quarter of Fiscal 2000 and 1999, the Company provided for income taxes at the statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for new shops, replacements and improvements. The first and second quarters, and occasionally the fourth quarter, usually have positive cash flow from operations, while the third and occasionally the fourth quarters are net users of cash.

    As of July 31, 1999, the Company had current assets of $6,529 and current liabilities of $7,883 for a net working capital deficit of $1,354. During the First Quarter of Fiscal 2000, net cash provided by operations was $488, slightly better than the First Quarter of 1999.

    In the First Quarter of Fiscal 2000, the Company had capitalized expenditures of $968, which are included in the $3.2 million of cash requirements described in the paragraph below, financed through cash flow from operations. The Company expects that future cash flow from operations will be enhanced by these capital additions.

     The Company's long-term financial obligations consist of its deferred management loan with a midwest bank compensation plan, loans against various life insurance policies, a loan with a midwest bank secured by a long-term receivable, and three minor capital leases. During the fiscal year ending April 30, 2000 ("Fiscal 2000"), the Company plans to open up to 15 new shops (depending upon the availability of locations) and perform various capital improvements for an estimated cost of $3.2 million.

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received in Fiscal 1997. The amount of the 1997 refund was $1,696. The Company is protesting the IRS's position. The refund of the net operating loss, and substantially all of the interest through July 31, 1999 relating to the disallowance, are accrued in the Company's First Quarter of Fiscal 2000 consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward could be used to offset federal income taxes in future years.

    In Fiscal 1998, the Board of Directors announced that it had authorized the repurchase of up to 500,000 shares which is approximately 11% of the Company's common stock outstanding. The share purchase plan authorizes the Company to make purchases from time to time in the open market or through privately negotiated transactions and that the purchases will be dependent on market conditions and availability of shares. No shares were purchased in the First Quarter of Fiscal 2000. To date, the Company has purchased a total of 321,000 shares at a cost of $2,031. The Company currently has no plans to repurchase additional shares

    In Fiscal 1999, the Company entered into an agreement with its primary bank for a two-year $4,000 unsecured line of credit. The Company is exposed to interest rate risk under this line of credit as borrowings bear interest at the bank's prime rate or LIBOR, as defined. As of July 31, 1999, there were no borrowings under the line of credit; however, it is anticipated that the Company will draw on the line of credit during Fiscal 2000.

    The Company has 71 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be either sold or used as security to obtain outside financing. The Company believes that it has the liquidity and capital resources to meet its cash needs for the immediate future.


                 INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

    As discussed in the Company's Fiscal 1999 Annual Report on Form 10-K, the Company has completed most of its Year 2000 conversion and is proceeding with the conversion of some minor subsystems. The Company anticipates that these conversions will be completed by December 31, 1999. At that time the Company believes that its systems will be Year 2000 compliant; however, in this regard, the Company is relying upon representations made by its software and hardware vendors most of whom are large well known international companies.

    The Company has been in communication with major suppliers, financial institutions, insurers and others with whom it conducts business to determine that they will be Year 2000 compliant. The Company has received representations from these outside parties indicating they believe they currently are or will be Year 2000 compliant prior to the end of calendar 1999. There can be no assurance, however, that the systems of third parties on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

    During the First Quarter of Fiscal 2000, Year 2000 costs were not material and it is anticipated that future Year 2000 issues will not have a material impact on the Company's business, operations or financial condition.

    The above discussion regarding costs and risks is based on the Company's best current estimates given information that is currently available to it, and is subject to change.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

    The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of Year 2000 hardships, the impact of the Company's new Euro-Paint(R) the impact of advertising and promotional activities, the impact of the Company's expansion, new product roll-out and fleet sales, the potential adverse effects of certain litigation and the impact of various tax positions taken by the Company.

                           PART II - OTHER INFORMATION

Item  4. Submission of Matters to a Vote of Security Holders

    On September 2, 1999, the Registrant held its Annual Meeting of Shareholders. The only matters to be voted on were the election of directors and the appointment of the Registrant's independent auditors.

(a)      Election of directors:

            NOMINEE                        FOR      AGAINST     ABSTAIN
            -------                    ---------  ----------  ---------
     Christian K. Bement               4,051,271    50,032        0
     Stuart D. Buchalter               4,048,291    53,012        0
     Philip Wm. Colburn                4,051,291    50,012        0
     David Eisenberg                   4,051,291    50,012        0
     Alexander L. Kyman                4,051,291    50,012        0
     Daniel A. Seigel                  3,992,741   108,562        0


(b) Ratification of the appointment of Arthur Andersen, LLP as the Registrant's independent auditors for the fiscal year ended April 30, 1999:

                        FOR         AGAINST    ABSTAIN
                     ---------      -------    -------
                     4,036,951       63,720      632


Item  6. Exhibits and Reports on Form 8-K

    (a) Exhibit 27 Financial Data , Article 5 is filed herein.

    (b) Exhibit 10 Amended Supplemental Terms Letters dated July 31, 1999 between Registrant and City National Bank, Article 5 is filed herein.

    (c) The Registrant was not required to file any Current Reports on Form 8-K during the quarter ended July 31, 1999.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EARL SCHEIB, INC.
                                        -----------------
                                        Registrant



September 13, 1999                      /s/   Christian K. Bement
------------------                      ----------------------------------------
       Dated                            Christian K. Bement, President and
                                        Chief Executive Officer



September 13, 1999                      /s/   Charles E. Barrantes
------------------                      ----------------------------------------
       Dated                            Charles E. Barrantes, Vice President and
                                        Chief Financial Officer