Form 10-Q
period 1999-10-31
SCHEIB EARL INC
filed 1999-12-13
CIK 87196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                ----------------


    (Mark One)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-4822


                                EARL SCHEIB, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                95-1759002
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

          8737 Wilshire Boulevard
         Beverly Hills, California                        90211-2795
  ----------------------------------------                ----------
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

                               Yes [X]   No [ ]

     As of December 6, 1999, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,358,682 shares outstanding.


                    This report contains a total of 9 pages.

                          PART I-FINANCIAL INFORMATION

                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                           Unaudited
                                                           ----------
                                                             OCT. 31,  APRIL 30,
                                                               1999      1999
                                                            ---------  ---------
ASSETS
Current Assets:
    Cash and cash equivalents                               $   2,029  $  1,265
    Accounts receivable, less allowances of $196 and $164
        at October 31 and April 30, 1999, respectively            182       218
    Inventories                                                 1,823     1,701
    Prepaid expenses and other current assets                   2,016     2,040
    Deferred income taxes                                         753       753
    Property held for sale                                          0       339
                                                            ---------  --------

        Total Current Assets                                    6,803     6,316
                                                            ---------  --------

Property and Equipment, net                                    20,746    21,089

Deferred Income Taxes                                           2,157     2,157

Other, Primarily Cash Surrender Value
    Of Life Insurance                                           2,354     2,299
                                                            ---------  --------

        Total Assets                                        $  32,060  $ 31,861
                                                            =========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                        $     711  $    940
    Accrued expenses:
      Payroll and related taxes                                 1,485     1,780
      Insurance                                                   818     1,139
      Interest                                                    728       504
      Other                                                     1,690     1,756
    Income taxes payable                                        1,931     1,789
                                                            ---------  --------
        Total Current Liabilities                               7,363     7,908
                                                            ---------  --------

Deferred Management Compensation                                3,295     3,298

Long-term Liabilities                                           1,959     2,016

Commitments and Contingencies                                      --        --

Shareholders' Equity:
    Capital stock $1 par - shares authorized 12,000,000;
       4,803,311 issued and 4,358,682 outstanding               4,803     4,803
    Additional paid-in capital                                  6,756     6,756
    Retained earnings                                          10,992    10,188
    Treasury shares                                            (3,108)   (3,108)
                                                            ---------  --------

        Total Shareholders' Equity                             19,443    18,639
                                                            ---------  --------

        Total Liabilities and Shareholders' Equity          $  32,060  $ 31,861
                                                            =========  ========


                 The accompanying Notes are an integral part of
                  these condensed consolidated balance sheets.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                OCTOBER 31,                  OCTOBER 31,
                                       --------------------------    --------------------------
                                           1999           1998           1999           1998
                                       -----------    -----------    -----------    -----------
Net sales                              $    15,628    $    14,765    $    31,387    $    30,668

Cost of sales                               11,068         10,306         22,418         21,029
                                       -----------    -----------    -----------    -----------

Gross profit                                 4,560          4,459          8,969          9,639

Selling, general& administrative
  expenses                                   3,697          3,482          7,430          7,046
                                       -----------    -----------    -----------    -----------

Operating income                               863            977          1,539          2,593

Other income (expense), net                   (123)           (20)          (242)           (15)
                                       ------------   ------------   ------------   ------------

Income before income taxes                     740            957          1,297          2,578

Provision for income taxes                     280            370            492            985
                                       -----------    -----------    -----------    -----------

Net income                             $       460    $       587    $       805    $     1,593
                                       ===========    ===========    ===========    ===========

Basic earnings per share               $      0.11    $      0.13    $      0.18    $      0.35
                                       ===========    ===========    ===========    ===========

Diluted earnings per share             $      0.11    $      0.13    $      0.18    $      0.35
                                       ===========    ===========    ===========    ===========


                 The accompanying Notes are an integral part of
               these condensed consolidated financial statements.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                             SIX MONTHS ENDED
                                                                                OCTOBER 31,
                                                                          -----------------------
                                                                              1999         1998
                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                      $   1,925     $     964
                                                                          ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (1,367)       (2,036)
    Proceeds from disposal of property and equipment                            345            49
    Investment in marketable securities                                          --          (208)
    Other,  net                                                                 (58)         (103)
                                                                          ---------     ---------

    Net cash used in investing activities                                    (1,080)       (2,298)
                                                                          ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                      --            92
    Purchase of treasury stock                                                   --        (2,032)
    Principal payments on capitalized leases                                    (81)          (77)
                                                                          ---------     ---------

    Net cash used in financing activities                                       (81)       (2,017)
                                                                          ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            764        (3,351)

Cash and Cash Equivalents, at Beginning of the Period                         1,265         4,203
                                                                          ---------     ---------

Cash and Cash Equivalents, at End of the Period                           $   2,029     $     852
                                                                          =========     =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Income taxes paid                                                     $     355     $     799
                                                                          =========     =========


Supplemental disclosure of noncash investing and financing activities: During the six months ended October 31, 1998, the Company entered into one capital lease in the amount of $62.

                 The accompanying Notes are an integral part of
               these condensed consolidated financial statements.

                                EARL SCHEIB, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements have been prepared by Earl Scheib, Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company's business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 ("Fiscal 1999").

NOTE 2. INVENTORIES

    Inventories consist of the following:


                                    UNAUDITED
                                   OCTOBER 31,   APRIL 30,
                                      1999         1999
                                   ---------    ----------
Paint and related supplies         $   1,898    $    1,810
Raw materials                            445           411
LIFO reserve                            (520)         (520)
                                   ---------    ----------
  Total inventories                $   1,823    $    1,701
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

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing the refund from the net operating loss carryback received in Fiscal 1997. The Company has appealed the IRS's position. The refund of the net operating loss, and substantially all of the interest through October 31, 1999 relating to the disallowance, are accrued in the Company's First Six Months of Fiscal 2000 consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward would be used to offset federal income taxes in future years.

NOTE 4. COMMITMENTS AND CONTINGENCIES

    The Company is involved in several legal proceedings and claims as well as environmental matters, some of which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these legal matters should not materially affect the Company's consolidated financial statements.

NOTE 5. EARNINGS PER SHARE

    Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The only potential dilutive securities are outstanding stock options issued to the Company's Board of Directors, management and employees.

    The weighted average number of shares used to calculate basic earnings per share was 4,359,000 and 4,430,000 for the three-month periods and 4,359,000 and 4,545,000 for the six-month periods ended October 31, 1999 and 1998, respectively. The weighted average number of shares used to calculate diluted earnings per share was 4,359,000 and 4,440,000 for the three-month periods and 4,359,000 and 4,589,000 for the six-month periods ended October 31, 1999 and 1998, respectively.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

QUARTER ENDED OCTOBER 31, 1999 ("SECOND QUARTER OF FISCAL 2000") COMPARED TO THE QUARTER ENDED OCTOBER 31, 1998 ("SECOND QUARTER OF FISCAL 1999").

    Net sales for the Second Quarter of Fiscal 2000 increased by $863 or 5.8% compared to the Second Quarter of Fiscal 1999. This increase consisted of sales from 19 new shops opened since the Second Quarter of Fiscal 1999 ($1,483), partially offset by the loss of sales from 6 shops closed since the Second Quarter of Fiscal 1999 ($435) and a decrease in same shop (shops open one year or more) sales of $185, or 1.3%. The increase in total sales resulted from added car volume, partially offset by a lower ticket average during the Second Quarter of Fiscal 2000.

    Gross profit dollars in the Second Quarter of Fiscal 2000 increased by $101 compared to the Second Quarter of Fiscal 1999 due mainly to the increase in sales discussed above. Gross profit margins decreased from 30.2% to 29.2% due primarily to the lower ticket average and higher material costs related to the Company's new Euro-Paint(R).

    Selling, general and administrative expenses increased by $215 or 0.1% of sales in the Second Quarter of Fiscal 2000 compared to the Second Quarter of Fiscal 1999. The increase in selling, general and administrative expense is mainly due to additional advertising expenses.

    Other income consists of gains or losses from sales of excess real estate and net interest income or expense. Net interest expense was $123 in the Second Quarter of Fiscal 2000 compared to $32 in the Second Quarter of Fiscal 1999. The increase in net interest expense in the Second Quarter of Fiscal 2000 relates primarily to interest accrued on the Internal Revenue Service's disallowance of a net operating loss carryback (which has been appealed by the Company) and interest accrued on life insurance loans.

    In the Second Quarter of Fiscal 2000 and 1999, the Company provided for income taxes at the statutory rates.

SIX MONTHS ENDED OCTOBER 31, 1999 ("FIRST SIX MONTHS OF FISCAL 2000") COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1998 ("FIRST SIX MONTHS OF FISCAL 1999" OR "PRIOR YEAR PERIOD").

Net sales for the First Six Months of Fiscal 2000 increased by $719 or 2.3% compared to the Prior Year Period. This increase consisted of sales from 19 new shops opened since the Prior Year Period ($2,898), partially offset by the loss of sales from 6 shops closed since the end of the Prior Year Period ($960) and a decrease in same shop (shops open one year or more) sales of $1,219, or 4.1%. The increase in sales resulted primarily from higher car volume, partially offset by a lower ticket average.

Gross profit dollars in the First Six Months of Fiscal 2000 decreased $670 compared to the First Six Months of Fiscal 1999 and gross profit margins decreased in the First Six Months of Fiscal 2000 compared to the Prior Year Period from 31.4% to 28.6%. due primarily to the decrease in same shop sales, the decrease in the ticket average, higher material costs and higher expenses associated with new shop expansion.

Selling, general and administrative expense increased by $384 or 0.7% of sales compared to the Prior Year Period. The majority of the increase was due to expenses associated with the 401(k) program and increased advertising expenses.

Other income consists of gains or losses from sales of excess real estate and net interest income or expense. During the First Six Months of Fiscal 2000, the Company sold one property for a net gain of $6 compared to a net gain of $12 in the Prior Year Period. Net interest expense was $248 in the First Six Months of Fiscal 2000 compared to net interest expense of $27 in the Prior Year Period. The increase in net interest expense in the First Six Months of Fiscal 2000 relates primarily to interest accrued on the Internal Revenue Service's disallowance of a net operating loss carryback (which has been appealed by the Company) and interest accrued on life insurance loans.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for new shops, replacements and improvements. The first and second quarters, and occasionally the fourth quarter, usually have positive cash flow from operations, while the third and occasionally the fourth quarters are net users of cash.

    As of October 31, 1999, the Company had current assets of $6,803 and current liabilities of $7,363 for a net working capital deficit of $560. During the First Six Months of Fiscal 2000, net cash provided by operations was $1,925 compared to $964 in the Prior Year Period. In the First Six Months of Fiscal 2000, the Company had capitalized expenditures of $1,367, which are included in the $2.3 million of cash requirements described in the paragraph below, financed through cash flow from operations. The Company expects that future cash flow from operations will be enhanced by these capital additions.

    The Company's long-term financial obligations consist of its deferred management compensation plan, loans against various life insurance policies, a bank loan secured by a long-term receivable, and three minor capital leases. During the fiscal year ending April 30, 2000 ("Fiscal 2000"), the Company plans to open up to 10 new shops (depending upon the availability of locations), perform various capital improvements and expand its fleet and commercial coatings business for an estimated cost of $2.3 million.

    In Fiscal 1998, the Board of Directors announced that it had authorized the repurchase of up to 500,000 shares which is approximately 11% of the Company's common stock outstanding. The share purchase plan authorizes the Company to make purchases from time to time in the open market or through privately negotiated transactions and that the purchases be dependent on market conditions and availability of shares. No shares were purchased in the First Six Months of Fiscal 2000. To date, the Company has purchased a total of 321,000 shares under this plan at a cost of $2,031. The Company currently has no plans to repurchase additional shares.

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received in Fiscal 1997. The amount of the 1997 refund was $1,696. The Company is protesting the IRS's position. The refund of the net operating loss, and substantially all of the interest through October 31, 1999 relating to the disallowance, are accrued in the Company's First Six Months of Fiscal 2000 consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward would be used to offset federal income taxes in future years.

    In Fiscal 1999, the Company entered into an agreement with a bank for a two-year $4,000 unsecured line of credit. The Company is exposed to interest rate risk under this line of credit as borrowings bear interest at the bank's prime rate or LIBOR, as defined. As of October 31, 1999, there were no borrowings under the line of credit; however, it is anticipated that the Company will draw on the line of credit during Fiscal 2000. The Company has 71 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be either sold or used as security to obtain additional financing. The Company believes that it has the liquidity and capital resources to meet its cash needs for the immediate future.



                 INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

    As discussed in the Company's Fiscal 1999 Annual Report on Form 10-K, the Company has completed most of its Year 2000 conversion and is proceeding with the conversion of some minor subsystems. The Company expects that these conversions will be completed by December 31, 1999. At that time the Company believes that its systems will be Year 2000 compliant; however, in this regard, the Company is relying upon representations made by its software and hardware vendors, most of whom are large well known international companies.


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

    During the First Six Months of Fiscal 2000, Year 2000 compliance costs were not material and it is anticipated that future Year 2000 issues will not have a material impact on the Company's business, operations or financial condition.

    The above discussion regarding costs and risks is based on the Company's best current estimates given information that is currently available to it, and is subject to change.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

    The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of Year 2000 hardships, the impact of the Company's new Euro-Paint(R) the impact of advertising and promotional activities, the impact of the Company's expansion or closing of shops, the profitability of new stores, the effect of new product roll-out and fleet operations, the potential adverse effects of certain litigation and the impact of various tax positions taken by the Company.






                           PART II - OTHER INFORMATION


Item  6. Exhibits and Reports on Form 8-K

    (a) Exhibit 27 Financial Data , Article 5 is filed herein.

    (b) The Registrant was not required to file any Current Reports on Form 8-K during the quarter ended October 31, 1999.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EARL SCHEIB, INC.
                                         Registrant



December 13, 1999                     /s/   Christian K. Bement
-----------------                     -----------------------------------------
       Dated                          Christian K. Bement, President and
                                      Chief Executive Officer



December 13, 1999                     /s/   Charles E. Barrantes
-----------------                     -----------------------------------------
       Dated                          Charles E. Barrantes, Vice President and
                                      Chief Financial Officer