Form 10-Q
period 2000-01-31
SCHEIB EARL INC
filed 2000-03-15
CIK 87196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                ----------------

    (Mark One)
        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended January 31, 2000

                                        OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                            -------------    ------------

                          Commission file number 1-4822


                                EARL SCHEIB, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                  95-1759002
                 --------                                  ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

         8737 Wilshire Boulevard
        Beverly Hills, California                          90211-2795
        -------------------------                          ----------
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

                                 Yes [X] No [ ]

    As of March 6, 2000, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,358,682 shares outstanding.

                    This report contains a total of 10 pages.

                          PART I-FINANCIAL INFORMATION

                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data)

                                                             Unaudited
                                                             ---------
                                                             JANUARY 31,  APRIL 30,
                                                                2000        1999
                                                            -----------  -----------

ASSETS
Current Assets:
    Cash and cash equivalents                               $      619   $    1,265
    Accounts receivable, less allowances of $150 and $164
      at January 31, 2000 and April 30, 1999, respectively         184          218
    Inventories                                                  1,849        1,701
    Prepaid expenses and other current assets                    1,895        2,040
    Deferred income taxes                                          753          753
    Property held for sale                                          --          339
                                                            ----------   ----------

        Total Current Assets                                     5,300        6,316
                                                            ----------   ----------

Property and Equipment, net                                     20,109       21,089

Deferred Income Taxes                                            2,157        2,157

Other, Primarily Cash Surrender Value
    Of Life Insurance                                            2,396        2,299
                                                            ----------   ----------

        Total Assets                                        $   29,962   $   31,861
                                                             =========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Notes payable                                           $      500   $       --
    Accounts payable                                               917          940
    Accrued expenses:
      Payroll and related taxes                                  1,416        1,780
      Insurance                                                  1,153        1,139
      Interest                                                     858          504
      Other                                                      1,344        1,756
    Income taxes payable                                         1,031        1,789
                                                            ----------   ----------
        Total Current Liabilities                                7,219        7,908
                                                            ----------   ----------

Deferred Management Compensation                                 3,320        3,298

Long-term Liabilities                                            1,932        2,016

Commitments and Contingencies                                       --           --

Shareholders' Equity:
    Capital stock $1 par - shares authorized 12,000,000;
       4,803,311 issued and 4,358,682 outstanding                4,803        4,803
    Additional paid-in capital                                   6,756        6,756
    Retained earnings                                            9,040       10,188
    Treasury shares                                             (3,108)      (3,108)
                                                            ----------   ----------

        Total Shareholders' Equity                              17,491       18,639
                                                            ----------   ----------

        Total Liabilities and Shareholders' Equity          $   29,962   $   31,861
                                                             =========   ==========


                 The accompanying Notes are an integral part of
                  these condensed consolidated balance sheets.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     JANUARY 31,                   JANUARY 31,
                                            ----------------------------  --------------------------
                                                 2000           1999           2000           1999
                                            -------------  -------------  -------------  -----------
Net sales                                   $    10,516    $     9,895    $    41,903    $    40,563

Cost of sales                                     9,334          8,568         31,743         29,557
                                            -----------    -----------    -----------    -----------

Gross profit                                      1,182          1,327         10,160         11,006

Selling, general & administrative expenses        3,126          3,055         10,556         10,101
expenses

Shop Closing Expense                                306             40            315             80
                                            -----------    -----------    -----------    -----------


Operating income (loss)                          (2,250)        (1,768)          (711)           825

Other income (expense), net                        (173)          (191)          (415)          (206)
                                            ------------   ------------   ------------   ------------

Income (loss) before income taxes                (2,423)        (1,959)        (1,126)           619

Provision (benefit) for income taxes               (470)          (766)            22            219
                                            ------------   ------------   -----------    -----------

Net income (loss)                           $    (1,953)   $    (1,193)   $    (1,148)   $       400
                                            ============   ============   ============   ===========

Basic earnings (loss) per share             $     (0.45)   $     (0.27)   $     (0.26)   $      0.09
                                            ============   ============   ============   ===========

Diluted earnings (loss) per share           $     (0.45)   $     (0.27)   $     (0.26)   $      0.09
                                            ============   ============   ============   ===========


         The accompanying Notes are an integral part of these condensed consolidated financial statements.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            NINE MONTHS ENDED
                                                                                JANUARY 31,
                                                                         -------------------------
                                                                             2000          1999
                                                                         ------------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                     $      578    $       34
                                                                          ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (1,921)       (3,369)
    Proceeds from disposal of property and equipment                            413            57
    Other, net                                                                  (94)         (175)
                                                                         -----------   -----------

    Net cash used in investing activities                                    (1,602)       (3,487)
                                                                         -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings from an insurance company                                         --         1,670
    Proceeds from bank loan                                                     500            --
    Proceeds from exercise of stock options                                      --            92
    Purchase of treasury stock                                                   --        (2,032)
    Principal payments on capitalized leases                                   (122)         (115)
                                                                         -----------   -----------

    Net cash provided by (used in) financing activities                         378          (385)
                                                                         ----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (646)       (3,838)

Cash and Cash Equivalents, at Beginning of the Period                         1,265         4,203
                                                                         ----------    ----------

Cash and Cash Equivalents, at End of the Period                          $      619    $      365
                                                                          =========     =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Income taxes paid                                                    $      790    $      915
                                                                          =========     =========


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

    Certain prior period amounts have been reclassified to conform with the current year presentation.

NOTE 2. INVENTORIES

    Inventories consist of the following:

                                          UNAUDITED
                                         JANUARY 31,    APRIL 30,
                                            2000          1999
                                         -----------  -----------
      Paint and related supplies         $   1,886    $    1,810
      Raw materials                            483           411
      LIFO reserve                            (520)         (520)
                                         ---------    ----------
        Total inventories                $   1,849    $    1,701
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

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing the refund from the net operating loss carryback received in Fiscal 1997. The Company has appealed the IRS's position. The refund of the net operating loss, and substantially all of the interest through January 31, 2000 relating to the disallowance, are accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward would be available to offset federal income taxes in future years.

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

    The weighted average number of shares used to calculate basic earnings per share was 4,359,000 for both of the three-month periods and 4,359,000 and 4,483,000 for nine -month periods ended January 31, 2000 and 1999, respectively. The weighted average number of shares used to calculate diluted earnings per share was 4,359,000 for both of the three-month periods and 4,359,000 and 4,581,000 for the nine-month periods ended January 31, 2000 and 1999, respectively.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

QUARTER ENDED JANUARY 31, 2000 ("THIRD QUARTER OF FISCAL 2000") COMPARED TO THE QUARTER ENDED JANUARY 31, 1999 ("THIRD QUARTER OF FISCAL 1999").

    Net sales for the Third Quarter of Fiscal 2000 increased by $621, or 6.3%, compared to the Third Quarter of Fiscal 1999. This increase consisted of sales from 14 new shops opened since the Third Quarter of Fiscal 1999 ($728) and an increase in same shop (shops open one year or more) sales of $265, or 2.8%, partially offset by the loss of sales from 12 shops closed since the Third Quarter of Fiscal 1999 ($372). The increase in total sales resulted from additional car volume, partially offset by a lower ticket average during the Third Quarter of Fiscal 2000.

    Gross profit dollars in the Third Quarter of Fiscal 2000 decreased by $145 compared to the Third Quarter of Fiscal 1999 and gross profit margins decreased from 13.4% to 11.2% of sales due primarily to higher material costs and a lower ticket average during the Third Quarter of Fiscal 2000.

    Selling, general and administrative expenses increased by $71, but decreased by 1.2% of sales in the Third Quarter of Fiscal 2000 compared to the Third Quarter of Fiscal 1999. The increase in selling, general and administrative expense is mainly due to additional workers compensation insurance expense of $350 relating to claims from periods prior to August 1998.

    In the Third Quarter of Fiscal 2000, the Company closed nine paint shops and, as a result, incurred $306 in shop closing expense.

    Other income/expense consists of gains or losses from sales of excess real estate and net interest income or expense. Net interest expense was $112 in the Third Quarter of Fiscal 2000 compared to $190 in the Third Quarter of Fiscal 1999. Net interest expense in the Third Quarter of Fiscal 2000 relates primarily to interest accrued on the Internal Revenue Service's disallowance of a net operating loss carryback (which has been appealed by the Company) and interest accrued on life insurance loans. The Third Quarter of Fiscal 2000 also included the write-off of $102 for un-utilized software.

    In the Third Quarters of Fiscal 2000 and 1999 the Company recognized a federal income tax benefit due to the operating loss for the quarter. In the Third Quarter of Fiscal 1999 the income tax benefit was provided at the Company's effective tax rate. The amount of benefit for the Third Quarter of Fiscal 2000 was limited to the income tax provision recorded in the prior two quarters since realization is not assured.


NINE MONTHS ENDED JANUARY 31, 2000 ("FIRST NINE MONTHS OF FISCAL 2000") COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1999 ("FIRST NINE MONTHS OF FISCAL 1999" OR "PRIOR YEAR PERIOD").

    Net sales for the First Nine Months of Fiscal 2000 increased by $1,340, or 3.3%, compared to the Prior Year Period. This increase consisted of sales from 14 new shops opened since the Prior Year Period ($2,586), partially offset by the loss of sales from 12 shops closed since the end of the Prior Year Period ($292), and a decrease in same shop sales of $954, or 2.4%. The increase in sales resulted primarily from additional car volume, partially offset by a lower ticket average.

    Gross profit dollars in the First Nine Months of Fiscal 2000 decreased by $846 compared to the First Nine Months of Fiscal 1999, and gross profit margins decreased in the First Nine Months of Fiscal 2000 compared to the Prior Year Period from 27.1% to 24.2%. This was due primarily to the decrease in same shop sales, higher material costs, a decrease in the ticket average and higher expenses associated with new shop expansion.

    Selling, general and administrative expense increased by $455, or 0.3%, of sales compared to the Prior Year Period. The majority of the increase was due to expenses associated with the 401(k) program, increased advertising expenses and additional workers compensation insurance expense relating to claims from periods prior to August 1998.

    In the First Nine Months of Fiscal 2000, the Company closed 11 paint shops and, as a result, incurred $315 in shop closing expense.

    Other income/expense consists of gains or losses from sales of excess real estate and net interest income or expense. During the First Nine Months of Fiscal 2000, the Company sold one property for a net gain of $47 compared to a net gain of $11 in the Prior Year Period. Net interest expense was $360 in the First Nine Months of Fiscal 2000 compared to net interest expense of $217 in the Prior Year Period. Net interest expense in the First Nine Months of Fiscal 2000 relates primarily to interest accrued on the Internal Revenue Service's disallowance of a net operating loss carryback (which has been appealed by the Company) and interest accrued on life insurance loans. The First Nine Months of Fiscal 2000 also included the write-off of $102 for un-utilized software.

    In the First Nine Months of Fiscal 1999, the Company provided for income taxes at an effective rate of 35.4%. No federal tax benefit was recognized for the First Nine Months of Fiscal 2000 since realization is not assured.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for new shops, replacements and improvements. The first and second quarters, and occasionally the fourth quarter, usually have positive cash flow from operations, while the third and occasionally the fourth quarters are net users of cash.

    As of January 31, 2000, the Company had current assets of $5,300 and current liabilities of $7,219, for a net working capital deficit of $1,919. During the First Nine Months of Fiscal 2000, net cash provided by operations was $578 compared to $34 in the Prior Year Period. In the First Nine Months of Fiscal 2000, the Company had capitalized expenditures of $1,921, which are included in the $2.5 million of cash requirements described in the paragraph below, financed primarily through cash flow from operations. The Company expects that future cash flow from operations will be enhanced by these capital additions.

    The Company's long-term financial obligations consist of its deferred management compensation plan, loans against various life insurance policies, a bank loan secured by a long-term receivable, and three minor capital leases. During the fiscal year ending April 30, 2000 ("Fiscal 2000"), the Company plans to open up to 8 new shops (depending upon the availability of locations), perform various capital improvements and expand its fleet and commercial coatings business for an estimated cost of $2.5 million.

    In Fiscal 1998, the Board of Directors announced that it had authorized the repurchase of up to 500,000 shares which is approximately 11% of the Company's common stock outstanding. The share purchase plan authorizes the Company to make purchases from time to time in the open market or through privately negotiated transactions and that the purchases be dependent on market conditions and availability of shares. No shares were purchased in the First Nine Months of Fiscal 2000. To date, the Company has purchased a total of 321,000 shares under this plan at a cost of $2,031. The Company currently has no plans to repurchase additional shares.

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received in Fiscal 1997. The amount of the 1997 refund was $1,696. The Company is protesting the IRS's position. The refund of the net operating loss, and substantially all of the interest through January 31, 2000 relating to the disallowance, are accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward would be available to offset federal income taxes in future years.

    In Fiscal 1999, the Company entered into an agreement with a bank for a two-year $4,000 unsecured line of credit. The Company is exposed to interest rate risk under this line of credit as borrowings bear interest at the bank's prime rate or LIBOR, as defined. As of January 31, 2000, the Company borrowed $500 under the line of credit with interest at the bank's prime rate which was 8.5% at January 31, 2000. The Company has 70 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be either sold or used as security to obtain additional financing. The Company believes that it has the liquidity and capital resources to meet its cash needs for the immediate future.

                 INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

    The Company completed its Year 2000 conversion as of December 31, 1999, and has not encountered any substantial problems regarding Year 2000 issues. The Company received representations from major suppliers, financial institutions, insurers and others with whom it conducts business indicating they believed they currently were or would be Year 2000 compliant prior to the end of calendar 1999. There can be no assurance, however, that the systems of third parties on which the Company's systems rely have been correctly converted or that any future failure by another company would not have an adverse effect on the Company's systems. During the First Nine Months of Fiscal 2000, Year 2000 compliance costs were not material and future Year 2000 issues are not anticipated.

    The above discussion regarding costs and risks is based on the Company's best current estimates given information that is currently available to it, and is subject to change.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

    The Statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of Year 2000 hardships, the impact of the Company's new Euro-Paint(R) the impact of advertising and promotional activities, the impact of the Company's expansion or closing of shops, the effect of new product roll-out, fleet operations, and commercial coatings business, the potential adverse effects of certain litigation and the impact of various tax positions taken by the Company.




                           PART II - OTHER INFORMATION


Item  6. Exhibits and Reports on Form 8-K

    (a) Exhibit 27 Financial Data , Article 5 is filed herein.

    (b) Exhibit 10 Amended Supplemental Terms Letter dated March 10, 2000 between Registrant and City National Bank is filed herein.

    (c) The Registrant was not required to file any Current Reports on Form 8-K during the quarter ended January 31, 2000.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    EARL SCHEIB, INC.
                                       Registrant



March 15, 2000                      /s/   Christian K. Bement
--------------                      -----------------------------------------
    Dated                           Christian K. Bement, President and
                                    Chief Executive Officer



March 15, 2000                      /s/   Charles E. Barrantes
--------------                      -----------------------------------------
    Dated                           Charles E. Barrantes, Vice President and
                                    Chief Financial Officer