Form 10-K
period 2000-04-30
SCHEIB EARL INC
filed 2000-07-25
CIK 87196

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-4822
                            ------------------------

                               EARL SCHEIB, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-1759002
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

        8737 WILSHIRE BOULEVARD
       BEVERLY HILLS, CALIFORNIA                            90211-2795
    (Address of principal executive                         (Zip Code)
               offices)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (310) 652-4880

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
          -------------------                          -------------------
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

                                 Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

    As of July 7, 2000 the registrant had 4,358,682 shares of its Capital Stock, $1.00 par value, issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was $14,165,716 (approximately based upon the closing price of the Capital Stock on the American Stock Exchange on such date).

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Annual Report to Stockholders for the fiscal year ended April 30, 2000 are incorporated into Part II by reference.

    Portions of the registrant's Proxy Statement dated July 25, 2000 for use at the registrant's annual meeting of stockholders are incorporated into Part III by reference.

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

    At April 30, 2000, the Company operated a chain of 170 automobile production paint and body shops which specialize in affordably priced repainting of automobiles and performing body repairs other than major collision repair, frame straightening (in most instances) or axle work. The Company also offers the replacement of certain car body parts using new, used and after-market parts, glass replacement as well as factory style pinstriping, molding and vinyl top replacement. All of the Company's sales are paid by either cash or credit cards with the exception of the Company's fleet and trade sales which may be made upon credit terms.

    The Company's shops operate under the name of the New Earl Scheib Paint and Body Shop. The Company's shops are located in approximately 140 cities throughout the United States with 59 shops in California

    In November 1994, Daniel A. Seigel was employed as President and Chief Executive Officer and elected to the Company's Board of Directors. Mr. Seigel resigned as President and Chief Executive Officer effective December 31, 1998. Christian Bement, the Company's Chief Operating Officer since February, 1995, was elected President and Chief Executive Officer on January 1, 1999. Additionally, Philip Wm. Colburn, a board member since 1992, was elected Chairman of the Board on January 1, 1999.

    During the fiscal year ended April 30, 1996, ("fiscal 1996"), the Company renovated and converted 137 of its shops to the New Earl Scheib Paint and Body Shop Format (the "New Shop Format"). Conversion to a New Shop Format included new paint and graphics, new exterior signage, a new customer information center, the installation of a "dust" wall to separate the vehicle preparation area from the vehicle detail and delivery area, and the installation of a new Infrared Quartz Finish Drying System. New Shop Format conversions occurred in California during the first quarter of fiscal 1996. Because of the significant comparable shop-for-shop sales increases in the California New Shop remodels (New Shop remodels experienced a 37% comparable shop-for-shop sales increase during the period from August 1, 1995, through April 30, 1996) the Company decided to remodel the remainder of the Company's shops to the New Shop Format.

    The cost of the New Shop Format conversions during fiscal 1996 was approximately $4.6 million and was financed from the sale of 22 Company owned properties (which had previously been occupied by unprofitable paint and body shops closed during the restructuring) and from internal cashflow.

    The Company also restructured its operational management organization in fiscal 1996 resulting in the Company's Division Managers supervising fewer shops. The restructure has improved the quality of the shop supervision and has enabled the shop managers to directly benefit from the Division Managers' years of experience.

    During the latter part of the fiscal year ended April 30, 1997 ("fiscal 1997"), the Company began a new shop expansion campaign to expand in existing markets where the Company believes that it underserved the market. During fiscal 1997, the Company opened 5 new shops in existing underserved markets.

    During the fiscal year ended April 30, 1998 ("fiscal 1998"), the Company opened 12 new shops implementing certain new design features. These new shops incorporate much of the New Shop Format but also include other improvements, where feasible, such as the installation of state of the industry cross-draft or semi-downdraft paint booths with combination fully enclosed dryers, the separation of the production process into three distinct areas, vehicle preparation, masking and detail to further improve quality; and the installation of exterior graphics to emphasize the Company's core business and attractive prices.

    During fiscal 1998, the Company implemented an extensive Division Manager training program. This program is designed to attract and train individuals from outside the industry for eventual promotion to a Division Manager position. The program is considered a "fast track" program which involves a 4 to 12 month training program.

    During the fiscal year ended April 30, 1999 ("fiscal 1999"), the Company began operations in 19 new shops. These shops are located in California, Arizona, Texas, Indiana, Illinois, Virginia, Washington and Michigan. All of these new shops provide the Company with greater penetration into these existing markets. The Company believes that by continuing to increase shop concentration and market penetration, in some instances doubling the number of shops in a market, it will be able to achieve economies of scale and improve the Company's overall performance in these areas.

    During the fiscal year ended April 30, 2000 ("fiscal 2000"), the Company opened 8 new shops and closed 12 shops. During fiscal 2000, the Company decided to evaluate certain of its shops which are located in single markets and shops which may not possess suitable sales growth potential for possible closure. The Company expects this evaluation will continue during the fiscal year ending April 30, 2001. During fiscal 2000, the Company also decided to scale back its three-year retail shop expansion and focus future expansion on larger fleet centers discussed under the heading "Fleet Service."

    SERVICES

    The Company currently offers primarily three paint packages which range in price based upon the color of the paint, number of coats of paint applied, additional services and length of warranty provided in each package. Customers may also purchase options to the paint packages such as UV Supergloss, Pearlescent paint colors and Euroclear-Registered Trademark- clear coat for an additional cost.

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

    In connection with its painting operations, the Company also performs, for an additional cost, body repair work as well as extra sanding and preparation mentioned above. All bodywork performed is incidental to the painting process. Body work accounted for approximately 20% of the Company's sales during fiscal 2000, 20% in fiscal 1999 and 21% in fiscal 1998.

    During fiscal 1997, the Company began the manufacture and distribution of a new Company developed EuroPaint-Registered Trademark- coating system. EuroPaint-Registered Trademark- is a true two (2) component acrylic polyurethane coating which offers superior quality and performance.
EuroPaint-Registered Trademark- is characterized by having extremely high gloss and distinctness of image, outstanding exterior durability and exceptional chemical resistance. This type of paint is generally considered the highest quality aftermarket paint and far superior to many of the paint formulation used by the Company's competitors and is commonly used by many European luxury car manufacturers. EuroPaint-Registered Trademark- was rated best in a blind test conducted by an independent laboratory against the best paints used in popular production auto painting. The paint test measured gloss (the ability of paint to reflect light), distinctiveness of image (which represents the ability of the painted surface to reflect images like a mirror) and the ability of the paint to resist harmful chemicals and UV rays.

    The Company also offers a product called EuroClear-Registered Trademark-. EuroClear-Registered Trademark- is an option which offers customers a true and separate clear coat with the same superior quality and performance properties offered by EuroPaint-Registered Trademark-. EuroClear-Registered Trademark-enhances and intensifies the high gloss and distinctiveness of image of EuroPaint-Registered Trademark- providing a very deep gloss look characteristic of basecoat/clearcoat (two stage) paint systems.

    Over the past few fiscal years, the Company's color offering was expanded to include a new, unique line of colors which capture the glamour and allure of pearlescence. Such new colors offer an iridescence and lustre creating a visual effect which can only be achieved by the use of pearlescent pigments. Pearlescent colors are two and three-stage color systems, which offer customers a unique production shop product.

    During fiscal 1996, the Company introduced a new Company developed product called UV Supergloss. This new product is sold as an additive for two of the Company's paint packages. The UV Supergloss provides the car with a brighter shine and is designed to protect the paint from the harmful effects of Ultraviolet rays.

COMMERCIAL COATINGS

    During fiscal 2000, the Company, through a wholly owned subsidiary, built the infrastructure for the outside commercial sales of Company-manufactured industrial coatings. The Company believes that it can leverage the extra capacity at its manufacturing facility by manufacturing and selling coating systems, similar to the paints it currently produces for its retail automotive needs, to primarily small to mid-sized original equipment manufacturers. The Company also believes with its competitive pricing that it will be able to effectively compete with existing manufacturers in this market. Currently, the Company employs 4 inside sales people and has 2 outside sales representatives.

FLEET SERVICE

    During the fourth quarter of fiscal 1998, the Company developed a fleet sales department. The department is dedicated to developing multi-vehicle fleet and over-sized vehicle accounts in designated geographical regions. These accounts range from smaller neighborhood businesses to large municipal, state, federal and national accounts. In fiscal 2000, fleet sales totaled $1,987,000, as compared to fleet sales totaling $1,432,000 in fiscal 1999. In the fourth quarter of fiscal 1998 (the only quarter fleet sales were operating in fiscal
1998) sales totaled $185,000.

    The Company intends to grow its fleet sales business by opening large, approximately 15,000 to 20,000 square feet, industrial facilities dedicated to painting and collision repair work for large fleets and oversized vehicles, such as trucks, cabs and trailers, buses and recreational vehicles. The first fleet center opened in July 2000 and is located in Southern California. Based on the performance of this initial fleet center, the Company will establish others in select areas.

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

    By manufacturing its own paint and paint-related products, including primers and sealers, the Company is better able to ensure the quality of its products, to comply with environmental regulations and to control product availability and cost. However, if necessary, automotive paint can be obtained from other sources at a higher cost.

SEASONALITY

    The Company's sales are seasonal in nature. Because of weather conditions and Christmas holidays, sales for the months of November, December, January and February are lower than the sales in the remaining months of the year. As a result, a proportionately greater share of the Company's sales and earnings have historically occurred in the first half of its fiscal year.

COMPETITION

    The automobile painting business in which the Company is engaged is highly competitive. The Company competes not only with nationally and regionally based companies and franchisees engaged in production-style automobile painting utilizing techniques similar to its own, but also with thousands of individual automobile paint and body shops. Most of the Company's competitors generally price their services higher than those charged by the Company.

    In the field of non-franchised production line automobile painting, the Company believes that it is substantially larger than any of its competitors and that its experience, and the reasonable prices of its services, will enable it to continue to compete effectively. The Company expects that its recently completed new shop expansion, developing fleet sales, ongoing shop renovations and technological improvements, along with new products, operational restructuring and improved training programs will enable it to continue it to be an effective competitor.

TRADEMARKS

    The Company's success is dependent upon, among other things, its name. The Company relies primarily on a combination of the protections provided in applicable copyright, trademark and trade secret laws. The Company owns various trademarks but believes that the marks Earl Scheib-Registered Trademark-, Europaint-Registered Trademark-, and Euroclear-Registered Trademark- are material to the business of the Company.

RESEARCH AND DEVELOPMENT

    The Company is engaged in certain research and development to continue to improve its existing paint products, update product lines, change formulations in order to comply with changing environmental regulations, and develop new products which can be introduced to the shops without significant cost or training such as the Europaint-Registered Trademark- and Euroclear-Registered Trademark-, UV Supergloss and new colors introduced during fiscal 1997 and 1996. The Company constantly reviews new products and techniques developed by its suppliers and others in its and related industries for their applicability to the Company's operations. Although the Company's research and development costs are increasing to accomplish these objectives, such expenditures during the three years ended April 30, 2000 were not a significant percentage of sales.

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

EMPLOYEES

    At April 30, 2000, the Company employed 1,038 employees, of which 278 were sales, administrative, management or executive personnel and 760 were production personnel. Production employees are represented by the International Brotherhood of Teamsters under a collective bargaining agreement which extends through September 15, 2001. None of the Company's executive, administrative, shop management or clerical personnel are represented by a union. Management believes its employee relations are good.

YEAR 2000 COMPLIANCE

    Many computer systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the Year 2000. This could result in significant system and equipment failures. Beginning in fiscal 1997, the Company began a process of evaluating its systems, as well as its critical vendors, to identify potential Year 2000 issues and implement solutions. It was decided that the best approach would be to replace the majority of the Company's old information systems. The Company did not experience any material Year 2000 disruption. The cost to address Year 2000 issues did not have a material impact on the Company's business, operations or financial conditions.

ITEM 2. PROPERTIES

    The Company owns the land and buildings occupied by 65 of the Company's operating shops as of April 30, 2000. The remaining 105 of the Company's 170 shops were leased from outside third parties. The 170 shops are located in 140 cities in 28 states. In fiscal 2000, the Company began operations in 8 new shops and ceased operations in 12 shops.

    Leases for shop premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on leases for the Company's shops (excluding unexercised options) range from a month-to-month tenancy to approximately 11 years. All of the leases, with two exceptions, have fixed rentals with no additional rents based upon shop sales. Many leases also require the Company to pay all or a portion of the real estate taxes, insurance charges and maintenance expenses relating to the leased premises. The Company maintains fire and liability insurance as well as umbrella earthquake coverage for its shops and other real estate interests.

    The Company secures sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites that may be owned by the Company or sold and leased back by the Company under sale-and-leaseback arrangements. In many cases, the Company is able to lease or sublease existing buildings that have been previously used for other purposes, such as automobile repair shops or retail establishments. These sites must be suitable for the Company's needs, at a lease rate that is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new retail paint and body shops, the Company generally makes capital investments and incurs expenditures (excluding expenditures to purchase land, buildings or leasehold interest) of approximately $175,000. In connection with the opening of new large fleet centers, the Company expects expenses and capital investments (excluding expenditures to purchase land, buildings or leasehold interest) to be approximately $300,000 to $400,000. These costs consist of construction of improvements, paint and supply inventories, fixtures, equipment, signs and pre-opening expense.

    The Company intends to scale back the opening of new retail paint and body shops in the fiscal year ending April 30, 2001, ("fiscal 2001"). Currently, the Company plans to open one new retail shop in

Vallejo, California. Additionally, the Company may need to open replacement shops for shops which may be closed during fiscal 2001 as a result of lease expirations, eminent domain or the like.

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

    As of April 30, 2000, the Company had one parcel of real estate for sale. The property had a net book value at April 30, 2000, of approximately $70,000 which is shown in the financial statements as Property Held for Sale.

    The Company owns its corporate offices, located at 8737 Wilshire Boulevard, Beverly Hills, California 90211. The facility has three floors and approximately 10,500 square feet of office space. In addition, the Company owns a manufacturing and warehousing facility in Springfield, Missouri. The Company manufactures and warehouses paint and related products used by the shops (and warehouses other necessary supplies) in this facility until needed by the Company's shops. This facility occupies approximately 30,600 square feet.

    The Company believes its operating properties are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The applicable law provides for up to a four years statute of limitations and the plaintiff is seeking class certification in this case. In June 2000, after oral arguments, the Court denied plaintiff's motion for a court-issued precertification notice to the potential class and stated it will require plaintiff to move for class certification. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time, but the Company believes that its ultimate exposure should not materially affect its financial position.

    The Company is involved in certain other legal proceedings and claims arising in the ordinary course of its business. Aside from the litigation mentioned above, management believes that the final disposition of such matters should not have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company, their ages and their positions are set forth below.

        NAME              AGE                           POSITION
        ----              ---                           --------
Christian K. Bement        58      Director, President and Chief Executive Officer
Charles E. Barrantes       48      Vice President and Chief Financial Officer
David I. Sunkin            33      Vice President and General Counsel, Secretary
James E. Smith             52      Vice President--Shop Operations

    Mr. Bement became President and Chief Executive Officer on January 1, 1999. Mr. Bement previously served the Company as its Executive Vice President and Chief Operating Officer since February 1995 and became a director in 1997. Prior thereto and for over 25 years, Mr. Bement served in various senior executive positions at Thrifty Corporation, most recently, from 1990-1994, as Executive Vice President.

    Mr. Barrantes became Vice President and Chief Financial Officer of the Company in August 1999. Previously, he was Vice President, Chief Financial Officer and Secretary of Medical Device Alliance Inc., a public company that provided medical devices for liposuction and vertebroplasty procedures, from July 1998 through July 1999. Prior to that, Mr. Barrantes was Vice President and Chief Financial Officer in 1997 for Whittaker Corporation, a NYSE-listed diversified company involved in the aerospace, defense electronics and global networking industries; Executive Vice President, Chief Financial Officer and Secretary of Thompson PBE, Inc., a Nasdaq-traded company that distributed paint and related supplies to the collision repair industry, from March 1996 through April 1997; and Vice President, Corporate Controller and Secretary of Superior Industries International, Inc., a NYSE-listed company that primarily manufactured cast aluminum wheels to original equipment manufacturers, from January 1991 through March 1996.

    Mr. Sunkin has served as Vice President and General Counsel, Secretary since November, 1995. Mr. Sunkin also supervises the Company's Real Estate Department. Prior to that, Mr. Sunkin was an Associate in the Business Practices Group of the law firm Buchalter, Nemer, Fields & Younger.

    Mr. Smith has served as Vice President--Shop Operations since December 1995. Prior to that and for more than five years, Mr. Smith served the Company in various operational capacities.

                                    PART II

    The Company's Annual Report to Stockholders for the year ended April 30, 2000 ("2000 Annual Report") is filed as Exhibit 13 to this Report on Form 10-K. The responses to Items 5, 6, 7 and 8 are contained in the 2000 Annual Report on the pages noted and are specifically incorporated herein by reference in this Report on Form 10-K. With the exception of these items, the 2000 Annual Report is not deemed filed as a part of this Report.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    "Market Information" appearing on page 14 of the 2000 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    "Selected Financial Data" appearing on page 13 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 2 through 3 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 2 through 3 of the 2000 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company appearing on pages 4 through 12 of the 2000 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company, effective April 20, 1999, dismissed Deloitte & Touche, LLP, independent auditors, as its principal independent accountant. The dismissal was recommended by the Audit Committee of the Board of Directors.

    Deloitte & Touche, LLP's report on the Company's financial statements for fiscal years 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

    Effective April 22, 1999, following the recommendation of the Audit Committee, the Company engaged Arthur Andersen, LLP, independent public accountants, as its new principal independent accountant to audit the Company's financial statements. The Company did not consult Arthur Andersen, LLP during the two most recent fiscal years prior to the engagement with regard to any of the matters described in Items 304(a) (1) or (2) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by Item 10 is incorporated by reference from page 8 of Part I included herein and the Company's definitive Proxy Statement dated July 25, 2000.

ITEMS 11., 12. AND 13.

    The information required by these items is contained in the Company's definitive Proxy Statement dated July 25, 2000, which relates to election of the Company's directors and which was filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and Report of Independent Auditors, appearing on pages 4 through 12 of the 2000 Annual Report, are filed as part of this Report on Form 10-K:

       For the Fiscal Years Ended April 30, 2000, 1999 and 1998:

           Consolidated Statements of Operations
           Consolidated Statements of Shareholders' Equity
           Consolidated Balance Sheets as of April 30, 2000 and 1999 Consolidated Statements of Cash Flows

       Report of Independent Public Accountants

       2.  FINANCIAL STATEMENT SCHEDULES

           Schedules have been omitted because they are not applicable or the information required to bet set forth therein is either included in the consolidated financial statements or is not significant.

       3.  EXHIBITS

           The Exhibits required to be filed hereunder are indexed on pages 12 through 13.

    (b) REPORTS ON FORM 8-K

           None

    "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
     OF 1995

    The statements which are not historical facts contained in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company's expansion or closing of shops, new product rollout, fleet painting operations and commercial coatings business, the potential adverse effects of certain litigation and the impact of various tax positions taken by the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       EARL SCHEIB, INC.

                                                       By  /s/ CHRISTIAN K. BEMENT
                                                           ------------------------------------------
                                                           Christian K. Bement
Date: July 25, 2000                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   SIGNATURES                                       TITLE                         DATE
                   ----------                                       -----                         ----
By   /s/ CHRISTIAN K. BEMENT                       President and Director [Chief Executive   July 25, 2000
     -------------------------------                 Officer]
     Christian K. Bement

By   /s/ PHILIP WM. COLBURN                        Chairman of the Board of Directors        July 25, 2000
     -------------------------------
     Philip Wm. Colburn

By   /s/ DANIEL A. SEIGEL                          Director                                  July 25, 2000
     -------------------------------
     Daniel A. Seigel

By   /s/ GREGORY J. HELM                           Director                                  July 25, 2000
     -------------------------------
     Gregory J. Helm

By   /s/ ALEXANDER L. KYMAN                        Director                                  July 25, 2000
     -------------------------------
     Alexander L. Kyman

By   /s/ STUART D. BUCHALTER                       Director                                  July 25, 2000
     -------------------------------
     Stuart D. Buchalter

By   /s/ DAVID EISENBERG                           Director                                  July 25, 2000
     -------------------------------
     David Eisenberg

By   /s/ CHARLES E. BARRANTES                      Vice President and Chief Financial        July 25, 2000
     -------------------------------                 Officer [Principal Financial Officer]
     Charles E. Barrantes

By   /s/ JOHN K. MINNIHAN                          Vice President [Principal Accounting      July 25, 2000
     -------------------------------                 Officer]
     John K. Minnihan

                                 EXHIBIT INDEX

                                                                                      SEQUENTIAL
EXHIBIT NO.                                                                            PAGE NO.
-----------                                                                           -----------
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

  3(b)                  Amended and Restated Bylaws of Earl Scheib, Inc., filed as an exhibit to Registrant's Current Report on Form 8-K dated
                        August 15, 1995, and hereby incorporated herein by
                        reference.

  10(d)                 Earl Scheib, Inc. 1982 Incentive Stock Option Plan, filed as
                        Exhibit 10(d) to Registrant's Annual Report on Form 10-K
                        for the fiscal year ended April 30, 1982 and hereby
                        incorporated herein by reference.

  10(i)                 Stock Option Agreement dated as of January 10, 1995 between
                        Registrant and Christian Bement filed as Exhibit 10(i) to
                        the Registrant's 1995 Form 10-K and hereby incorporated
                        herein by reference.

  10(j)                 Earl Scheib, Inc. 1994 Performance Employee Stock Option
                        Plan, June 27, 1994 filed as Exhibit 10(l) to the
                        Registrant's 1995 Form 10-K and hereby incorporated herein by reference.

  10(k)                 Earl Scheib, Inc. 1994 Board of Directors Stock Option Plan,
                        June 27, 1994 filed as Exhibit 10(m) to the Registrant's
                        1995 Form 10-K and hereby incorporated herein by reference.

  10(l)                 Agreement for Issuance of Letters of Credit dated as of
                        February 16, 1995 between Registrant and City National
                        Bank, filed as Exhibit 10(a) to Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended January 31, 1995, and hereby incorporated herein by reference.

  10(m)                 Amended Supplemental Terms Letter dated March 10, 2000
                        between City National Bank and Registrant, filed as
                        Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for
                        the quarter ended January 31, 2000, and hereby incorporated by reference.

                                                                                      SEQUENTIAL
EXHIBIT NO.                                                                            PAGE NO.
-----------                                                                           -----------
  13                    2000 Annual Report to Stockholders of Earl Scheib, Inc. (not
                        deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).

  22 Subsidiaries of the Registrant filed as Exhibit 22 to the Registrant's 1999 Form 10-K and hereby incorporated herein by reference.

  24.1                  Consent of Current Independent Public Accountants.

  24.2                  Consent of Prior Independent Auditors.

  99.1                  Report of Prior Independent Auditors.

  27.1                  Financial Data Schedule.

                       EARL SCHEIB INC. AND SUBSIDIARIES
                            AVAILABILITY OF EXHIBITS

                            ------------------------

                               The Company will furnish upon
                               request copies of the
                               exhibits indicated on pages
                               12 through 13 of the
                               Form 10-K at a cost of
                               25 CENTS per page, which is
                               the reasonable cost to the
                               Company in fulfilling the
                               request.