Form 10-Q
period 2000-07-31
SCHEIB EARL INC
filed 2000-09-14
CIK 87196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                ----------------

                                    FORM 10-Q


    (Mark One)
        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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

                                 Yes [X] No [ ]

    As of September 5, 2000, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,358,682 shares outstanding.

                    This report contains a total of 8 pages.

                          PART I-FINANCIAL INFORMATION

                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except for stock amounts)

                                                        UNAUDITED
                                                        ---------
                                                         JULY 31,   APRIL 30,
                                                           2000       2000
                                                        ---------  ----------
ASSETS
Current Assets:
    Cash and cash equivalents                           $   1,685  $     602
    Accounts receivable, less allowances of $52 at
        July 31, and $51 at April 30, 2000                    193        227
    Inventories                                             2,019      1,934
    Prepaid expenses and other current assets               2,164      2,514
    Deferred income taxes                                     892        892
                                                        ---------  ---------
        Total Current Assets                                6,953      6,169
                                                        ---------  ---------

Property, plant and equipment, less accumulated
    depreciation and amortization                          19,204     19,530

Deferred income taxes                                       1,719      1,719
Other, primarily cash surrender value
    of life insurance                                       2,216      2,197
                                                        ---------  ---------
        Total Assets                                    $  30,092  $  29,615
                                                        =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                    $     935  $   1,190
    Current portion of long-term debt and obligations         263        326
    Accrued expenses:
       Payroll and related taxes                            1,654      1,501
       Insurance                                            1,594      1,451
       Interest                                               895        800
       Advertising                                            510        461
       Other                                                1,145      1,268
    Income taxes payable                                    1,044      1,160
                                                        ---------  ---------
       Total Current Liabilities                            8,040      8,157
                                                        ---------  ---------
Deferred management compensation                            3,203      3,215
Long-term debt and obligations, net of current portion      1,683      1,683

Commitments and contingencies                                  --         --

Shareholders' Equity:
    Capital stock $1 par - shares authorized
       12,000,000; 4,803,000 issued and 4,359,000
       outstanding                                          4,803      4,803
    Additional paid-in capital                              6,756      6,756
    Retained earnings                                       8,715      8,109
    Treasury stock                                         (3,108)    (3,108)
                                                        ---------  ---------
        Total Shareholders' Equity                         17,166     16,560
                                                        ---------  ---------
        Total Liabilities and Shareholders' Equity      $  30,092  $  29,615
                                                        =========  =========

                   The accompanying Notes are an integral part
                 of these condensed consolidated balance sheets.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                            THREE MONTHS ENDED
                                                 JULY 31,
                                        --------------------------
                                           2000           1999
                                        -----------    -----------
Net sales                               $    15,536    $    15,759

Cost of sales                                11,184         11,342
                                        -----------    -----------

Gross profit                                  4,352          4,417

Selling, general & administrative
    expense                                   3,801          3,733

Shop closing expense                              5              8
                                        -----------    -----------

Operating income                                546            676

Other income (expense)                           81           (119)
                                        -----------    -----------

Income before income taxes                      627            557

Provision for income taxes                       21            212
                                        -----------    -----------

Net income                              $       606    $       345
                                        ===========    ===========

Basic earnings per share                $      0.14    $      0.08
                                        ===========    ===========

Diluted earnings per share              $      0.14    $      0.08
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

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       JULY 31,
                                                               ------------------------
                                                                   2000        1999
                                                               ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $    1,299    $      488
                                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (496)         (968)
    Proceeds from disposals of property, plant and equipment          343           345
                                                               ----------    ----------

    Net cash used in investing activities                            (153)         (623)
                                                               -----------   -----------

NET CASH USED IN FINANCING ACTIVITIES - Principal
    payments on long-term debt and obligations                        (63)          (40)
                                                               ----------    ----------

Net Increase (Decrease) In Cash And Cash Equivalents                1,083          (175)

Cash and Cash Equivalents, at Beginning of the Period                 602         1,265
                                                               ----------    ----------

Cash and Cash Equivalents, at End of the Period                $    1,685    $    1,090
                                                               ==========    ==========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Income taxes paid                                          $        4    $       31
    Interest paid                                                      10            26
                                                               ==========    ==========

                 The accompanying Notes are an integral part of
               these condensed consolidated financial statements.

                                EARL SCHEIB, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements have been prepared by Earl Scheib, Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company's business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

    Inventories consist of the following:

                                    UNAUDITED
                                     JULY 31,     APRIL 30,
                                       2000         2000
                                    -----------  ----------
Paint and related supplies          $   1,960    $    1,929
Raw materials                             561           507
LIFO reserve                             (502)         (502)
                                    ---------    ----------
  Total inventories                 $   2,019    $    1,934
                                    =========    ==========

NOTE 3. INCOME TAXES

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845. The Company is protesting the IRS's position. The potential for the disallowance of the refund and substantially all of the interest through July 31, 2000 relating to the disallowance, are accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward would be available to offset federal income taxes in future years.

NOTE 4. UNSECURED LINE OF CREDIT FACILITY

    In January 1999, the Company entered into an agreement with a bank for a two-year $4,000 unsecured line of credit. The Company is exposed to interest rate risk under this line of credit as borrowings bear interest at the bank's prime rate or LIBOR, as defined. As of July 31, 2000, the Company had no balance outstanding under this credit facility; however, it was in noncompliance with certain of the financial covenants in the credit agreement. On August 23, 2000, the bank waived these events of noncompliance through July 31, 2000.

NOTE 5. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The applicable law provides for up to a four-year statute of limitations and the plaintiff is seeking class certification in this case. In June 2000, after oral arguments, the Court denied plaintiff's motion for a court-issued precertification notice to the potential class and stated it will require plaintiff to move for class certification. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty.

    The Company is involved in several other legal proceedings and claims which arise in the ordinary course of its business.

    Management believes that the ultimate liability with respect to these legal matters should not materially affect the Company's financial position.

NOTE 6. EARNINGS PER SHARE

    The weighted average number of shares used to calculate basic earnings per share was 4,359,000 for each of the quarters ended July 31, 2000 and 1999. The weighted average number of shares used to calculate diluted earnings per share was 4,359,000 and 4,360,000 for the quarters ended July 31, 2000 and 1999, respectively.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

QUARTER ENDED JULY 31, 2000 ("FIRST QUARTER OF FISCAL 2001") COMPARED TO THE QUARTER ENDED JULY 31, 1999 ("FIRST QUARTER OF FISCAL 2000")

    Net sales for the First Quarter of Fiscal 2001 decreased by $223, or 1.4%, compared to the First Quarter of Fiscal 2000. This was primarily due to the decrease in same shop (shops open one year or more) sales of $106, or 0.7%, and the loss of sales from a net six shops closed since the First Quarter of Fiscal 2000 ($139), partially offset by a higher ticket average during the First Quarter of Fiscal 2001 compared to the First Quarter of Fiscal 2000.

    The gross profit margin percentage of net sales remained at 28.0% for both the First Quarter of Fiscal 2001 and the First Quarter of Fiscal 2000.

    Selling, general and administrative expenses increased by $68 in absolute dollars in the First Quarter of Fiscal 2001 from the First Quarter of Fiscal 2000, and increased as a percentage of net sales by 0.8%. This is primarily due to increased expenses totaling $158 related to the opening of the Company's initial fleet and truck center during the First Quarter of Fiscal 2001 and the establishment of the infrastructure for its commercial coatings business since the First Quarter of Fiscal 2000, offset somewhat by administrative cost reductions in the other business areas of the Company.

    Other income (expense) is primarily comprised of gains or losses from the sales of real estate and net interest expense. The net gain in the First Quarter of Fiscal 2001 was $186 versus $6 in the First Quarter of Fiscal 2000. Net interest expense was $105 in the First Quarter of Fiscal 2001 as compared to $125 in the First Quarter of Fiscal 2000, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans.

    The federal income tax provision was offset by the utilization of the net operating loss carryforward available from the prior year. Due to income allocation and state income tax laws, only part of the Company's income before taxes in the First quarter of Fiscal 2001 was offset by the net operating loss carryforward for state income tax purposes. The Company provided $21 in taxes during the First Quarter of Fiscal 2001 for taxes in those states which were not offset by the net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for new shops, fleet and truck centers and for additions and improvements. The first and second quarters and, occasionally, the fourth quarter usually have positive cash flow from operations, while the third and, occasionally, the fourth quarters are net users of cash.

    As of July 31, 2000, the Company had current assets of $6,953 and current liabilities of $8,040 for a net working capital deficit of $1,087. During the First Quarter of Fiscal 2001, net cash provided by operating activities was $1,299 compared with $488 in the First Quarter of Fiscal 2000. In the First Quarter of Fiscal 2001, the Company had capitalized expenditures of $496, financed primarily through cash flow from operations. The Company expects that future cash flow from operations will be enhanced by these capital additions.

    The Company's long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. During the fiscal year ending April 30, 2001 ("Fiscal 2001"), the Company plans to open one new shop and two additional large (15,000 to 20,000 square feet) fleet and truck centers (depending on the performance of the first fleet center), and perform various capital improvements for an estimated cost of $1.4 million.

    In February 1999, the Company received a Notice of Disallowance from the IRS disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845. The Company is protesting the IRS's position. The potential for the disallowance of the refund and substantially all of the interest through July 31, 2000 relating to the disallowance, are accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward would be available to offset federal income taxes in future years.

    In January 1999, the Company entered into an agreement with a bank for a two-year $4,000 unsecured line of credit. The Company is exposed to interest rate risk under this line of credit as borrowings bear interest at the bank's prime rate or LIBOR, as defined. As of July 31, 2000, the Company had no balance outstanding under this credit facility; however, it was in noncompliance with certain of the financial covenants in the credit agreement. On August 23, 2000, the bank waived these events of noncompliance through July 31, 2000.

    The Company currently owns 66 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be either sold or used as security to obtain additional financing. The Company believes that it has the liquidity and capital resources to met its cash needs for the foreseeable future.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

    The Statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of weather, the effect of economic conditions, the impact of competitive products, services and pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company's expansion or closing of shops, new product roll-out, fleet painting operations and commercial coatings business, the potential adverse effects of certain litigation and the impact of various tax positions taken by the Company.

                           PART II - OTHER INFORMATION

Item  4. Submission of Matters to a Vote of Security Holders

    On August 25, 2000, the Registrant held its Annual Meeting of Shareholders. The only matter to be voted on was the election of directors.

(a)      Election of directors:

       NOMINEE                        FOR       AGAINST    ABSTAIN
       -------                     ---------  ----------  ---------
Christian K. Bement                4,078,347    46,275        0
Stuart D. Buchalter                4,078,347    46,275        0
Philip W. Colburn                  4,078,347    46,275        0
David Eisenberg                    4,078,347    46,275        0
Gregory J. Helm                    4,078,347    46,275        0
Alexander L. Kyman                 4,078,347    46,275        0
Daniel A. Seigel                   4,078,347    46,275        0

Item  6. Exhibits and Reports on Form 8-K

    (a) Exhibit 27 Financial Data, Article 5 is filed herein.

    (b) The Registrant was not required to file any Current Reports on Form 8-K during the quarter ended July 31, 2000.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EARL SCHEIB, INC.
                                       -----------------
                                          Registrant



SEPTEMBER 13, 2000                     /s/   CHRISTIAN K. BEMENT
------------------                     ----------------------------------------
       Dated                           Christian K. Bement, President and
                                       Chief Executive Officer



SEPTEMBER 13, 2000                     /s/   CHARLES E. BARRANTES
------------------                     ----------------------------------------
       Dated                           Charles E. Barrantes, Vice President and
                                       Chief Financial Officer