Form 10-Q
period 2000-10-31
SCHEIB EARL INC
filed 2000-12-14
CIK 87196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q
     (Mark One)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

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

                                                           Yes [X] No [ ]

    As of December 6, 2000, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,358,682 shares outstanding.

                    This report contains a total of 9 pages.

                          PART I-FINANCIAL INFORMATION

                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for stock amounts)


                                                             UNAUDITED
                                                            -----------
                                                            OCTOBER 31,   APRIL 30,
                                                               2000         2000
                                                            -----------   ---------
ASSETS
Current Assets:
    Cash and cash equivalents                               $   2,047    $    602
    Accounts receivable, less allowances of $92
        at October 31, and $51 at April 30, 2000                  326         227
    Inventories                                                 2,069       1,934
    Prepaid expenses and other current assets                   2,226       2,514
    Deferred income taxes                                         892         892
                                                            ---------    --------

        Total Current Assets                                    7,560       6,169
                                                            ---------    --------

Property, plant and equipment, less accumulated
    depreciation and amortization                              18,435      19,530

Deferred income taxes                                           1,719       1,719

Other, primarily cash surrender value
    of life insurance                                           2,235       2,197
                                                            ---------    --------

        Total Assets                                        $  29,949    $ 29,615
                                                             ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                        $     886    $  1,190
    Current portion of long-term debt and obligations             243         326
    Accrued expenses:
       Payroll and related taxes                                1,592       1,501
       Insurance                                                1,829       1,451
       Interest                                                   994         800
       Advertising                                                522         461
       Other                                                    1,108       1,268
    Income taxes payable                                        1,023       1,160
                                                            ---------    --------
        Total Current Liabilities                               8,197       8,157
                                                            ---------    --------

Deferred management compensation                                3,220       3,215

Long-term debt and obligations, net of current portion          1,683       1,683

Commitments and contingencies                                      --          --

Shareholders' Equity:
    Capital stock $1 par - shares authorized 12,000,000;
       4,803,000 issued and 4,359,000 outstanding               4,803       4,803
    Additional paid-in capital                                  6,756       6,756
    Retained earnings                                           8,398       8,109
    Treasury shares                                            (3,108)     (3,108)
                                                            ----------   --------

        Total Shareholders' Equity                             16,849      16,560
                                                            ---------    --------

        Total Liabilities and Shareholders' Equity          $  29,949    $ 29,615
                                                             ========    ========


   The accompanying Notes are an integral part of these condensed consolidated balance sheets.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  OCTOBER 31,                  OCTOBER 31,
                                             ----------------------------  --------------------------
                                                  2000           1999           2000           1999
                                             -------------  -------------  -------------  -----------
Net sales                                    $    14,788    $    15,628    $    30,324    $    31,387

Cost of sales                                     11,315         11,067         22,499         22,409
                                             -----------    -----------    -----------    -----------

Gross profit                                       3,473          4,561          7,825          8,978

Selling, general & administrative expense          3,604          3,697          7,405          7,430

Shop closing expense                                  57              1             62              9
                                             -----------    -----------    -----------    -----------

Operating income (loss)                             (188)           863            358          1,539

Other expense                                       (138)          (123)           (57)          (242)
                                             ------------   ------------   ------------   ------------

Income (loss) before income taxes                   (326)           740            301          1,297

Provision (benefit) for income taxes                  (9)           280             12            492
                                             ------------   -----------    -----------    -----------

Net income (loss)                            $      (317)   $       460    $       289    $       805
                                             ============   ===========    ===========    ===========

Basic earnings (loss) per share              $     (0.07)   $      0.11    $      0.07    $      0.18
                                             ============   ===========    ===========    ===========

Diluted earnings (loss) per share            $     (0.07)   $      0.11    $      0.07    $      0.18
                                             ============   ===========    ===========    ===========


   The accompanying Notes are an integral part of these condensed consolidated financial statements.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                OCTOBER 31,
                                                                         ------------------------
                                                                              2000          1999
                                                                         ------------- ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $    1,758    $    1,867
                                                                          ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (853)       (1,367)
    Proceeds from disposals of property, plant and equipment                    623           345
                                                                         ----------    ----------

    Net cash used in investing activities                                      (230)       (1,022)
                                                                         -----------   ----------

NET CASH USED BY FINANCING ACTIVITIES:
    Principal payments on long-term debt and obligations                        (83)          (81)
                                                                         -----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,445           764

Cash and Cash Equivalents, at Beginning of the Period                           602         1,265
                                                                         ----------    ----------

Cash and Cash Equivalents, at End of the Period                          $    2,047    $    2,029
                                                                          =========     =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Income taxes paid (refunded)                                         $     (284)   $      355

    Interest paid                                                                32            27
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

    Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

NOTE 2. INVENTORIES

    Inventories consist of the following:

                                   UNAUDITED
                                   OCTOBER 31,   APRIL 30,
                                      2000         2000
                                   -----------  ----------
Paint and related supplies         $   1,942    $    1,929
Raw materials                            629           507
LIFO reserve                            (502)         (502)
                                   ----------   ----------
  Total inventories                $   2,069    $    1,934
                                   =========    ==========

NOTE 3. INCOME TAXES

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845. The Company is protesting the IRS's position. The potential for the disallowance of the refund and substantially all of the interest through October 31, 2000 relating to the disallowance, are accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward would be available to offset federal income taxes in future years.

NOTE 4. UNSECURED LINE OF CREDIT FACILITY

    In January 1999, the Company entered into an agreement with a bank for a two-year $4,000 credit facility consisting of an unsecured revolving line of credit. Effective November 30, 2000, this credit facility was revised to extend through August 31, 2001 and to consist of two separate lines of credit; a revolving line for $2,000 and a non-revolving line for $1,500. There are no financial covenants to be maintained during the term of this revised facility, but the Company is exposed to interest rate risk under the lines of credit as borrowings will bear interest at the bank's prime rate.

NOTE 5. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The applicable law provides for up to a four-year statute of limitations and the plaintiff is seeking class certification in this case. In June 2000, after oral arguments, the Court denied plaintiff's motion for a court-issued precertification notice to the potential class and stated it will require plaintiff to move for class certification. This decision has been appealed by the plaintiff. The Company intends to vigorously defend against this entire action, but at this point the ultimate outcome of this matter cannot be determined with certainty.

    The Company is involved in several other legal proceedings and claims which arise in the ordinary course of its business.

    Management believes that the ultimate liability with respect to these legal matters should not materially affect the Company's financial position.

NOTE 6. EARNINGS PER SHARE

    The weighted average number of shares used to calculate basic earnings per share and diluted earnings per share was 4,359,000 for each of the periods presented.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

QUARTER ENDED OCTOBER 31, 2000 ("SECOND QUARTER OF FISCAL 2001") COMPARED TO THE QUARTER ENDED OCTOBER 31, 1999 ("SECOND QUARTER OF FISCAL 2000").

    Net sales for the Second Quarter of Fiscal 2001 decreased by $840, or 5.4%, compared to the Second Quarter of Fiscal 2000. This was primarily due to the decrease in same shop (shops open one year or more) sales of $591, or 4.0%, and the loss of sales from a net 12 shops closed since the Second Quarter of Fiscal 2000 ($471), partially offset by a higher ticket average during the Second Quarter of Fiscal 2001 compared to the Second Quarter of Fiscal 2000.

    Gross profit decreased by $1,088 in absolute dollars in the Second Quarter of Fiscal 2001 from the Second Quarter of Fiscal 2000 and the gross profit margin percentage decreased by 5.7%. The decreases were primarily due to the adverse effect of the reduction in sales and increased costs of materials, supplies, insurance and rent.

    Selling, general and administrative expenses decreased by $93 in absolute dollars in the Second Quarter of Fiscal 2001 from the Second Quarter of Fiscal 2000, but increased as a percentage of net sales by 0.7% due to lower net sales. The decrease in absolute dollars was due to administrative cost reductions which more than offset the increased expenses related to the start up of the Company's initial fleet and truck center and its commercial coatings business.

    Other income (expense) is primarily comprised of gains or losses from the sales of real estate and net interest expense. The net gain in the Second Quarter of Fiscal 2001 was $45 versus no gain in the Second Quarter of Fiscal 2000. Net interest expense was $115 in the Second Quarter of Fiscal 2001, as compared to $123 in the Second Quarter of Fiscal 2000, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans. In the Second Quarter of Fiscal 2001, the Company wrote-off $68 in un-utilizable factory MIS equipment.

    No federal income tax benefit was recognized by the Company for its operating loss in the Second Quarter of Fiscal 2001. Due to income allocation and state income tax laws, only part of the Company's income before taxes in the Second Quarter of Fiscal 2001 was offset by the net operating loss carryforward for state income tax purposes. The Company recorded a tax benefit of $9 during the Second Quarter of Fiscal 2001 for taxes in those states which were not offset by the net operating loss carryforward.

SIX MONTHS ENDED OCTOBER 31, 2000 ("FIRST SIX MONTHS OF FISCAL 2001") COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1999 ("FIRST SIX MONTHS OF FISCAL 2000" OR "PRIOR YEAR PERIOD").

    Net sales for the First Six Months of Fiscal 2001 decreased by $1,063, or 3.4%, compared to the First Six Months of Fiscal 2000. This was primarily due to the decrease in same shop (shops open one year or more) sales of $697, or 2.3%, and the loss of sales from a net 9 shops closed since the First Six Months of Fiscal 2000 ($610), partially offset by a higher ticket average during the First Six Months of Fiscal 2001 compared to the First Six Months of Fiscal 2000.

    Gross Profit decreased by $1,153 in absolute dollars in the First Six months of Fiscal 2001 from the First Six Months of Fiscal 2000 and the gross profit margin percentage decreased by 2.8%. The decreases were primarily due to the adverse effect of the reduction in sales and increased costs of materials, supplies, insurance and rent.

    Selling, general and administrative expenses decreased by $25 in absolute dollars in the First Six Months of Fiscal 2001 from the Prior Year Period, but increased as a percentage of net sales by 0.7% due to lower sales. The decrease in absolute dollars was due to administrative cost reductions which more than offset the increased expenses related to the start up of the Company's initial fleet and truck center and its commercial coatings business.

    Other income (expense) is primarily comprised of gains or losses from the sales of real estate and net interest expense. The net gain in the First Six Months of Fiscal 2001 was $231 versus $6 in the Prior Year Period. Net interest expense was $220 in the First Six Months of Fiscal 2001, as compared to $248 in the First Six Months of Fiscal 2000, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans. In the First Six Months of Fiscal 2001, the Company wrote-off $68 in un-utilizable factory MIS equipment.

    The federal income tax provision was offset by the utilization of the net operating loss carryforward available from the prior year. Due to income allocation and state income tax laws, only part of the Company's income before taxes in the First Six Months of Fiscal 2001 was offset by the net operating loss carryforward for state income tax purposes. The Company provided $12 in taxes during the First Six Months of Fiscal 2001 for taxes in those states which were not offset by the net operating loss carryforward.

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

    As of October 31, 2000, the Company had current assets of $7,560 and current liabilities of $8,197 for a net working capital deficit of $637. During the First Six Months of Fiscal 2001, net cash provided by operating activities was $1,758 compared with $1,867 in the Prior Year Period. In the First Six Months of Fiscal 2001, the Company had capitalized expenditures of $853, financed primarily through cash flow from operations. The Company expects that future cash flow from operations will be enhanced by these capital additions.

    The Company's long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. During the fiscal year ending April 30, 2001 ("Fiscal 2001"), the Company plans to open one new shop and two additional large (15,000 to 20,000 square feet) fleet and truck centers, and perform various capital improvements for an estimated cost of $1.4 million.

    In February 1999, the Company received a Notice of Disallowance from the IRS disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845. The Company is protesting the IRS's position. The potential for the disallowance of the refund and substantially all of the interest through October 31, 2000 relating to the disallowance, are accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward would be available to offset federal income taxes in future years.

    In January 1999, the Company entered into an agreement with a bank for a two-year $4,000 credit facility consisting of an unsecured revolving line of credit. Effective November 30, 2000, this credit facility was revised to extend through August 31, 2001 and to consist of two separate lines of credit; a revolving line for $2,000 and a non-revolving line for $1,500. There are no financial covenants to be maintained during the term of this revised facility, but the Company is exposed to interest rate risk under the lines of credit as borrowings will bear interest at the bank's prime rate.

    The Company currently owns 65 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be either sold or used as security to obtain additional financing. The Company believes that it has the liquidity and capital resources to met its cash needs for the foreseeable future.


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



                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

    The Registrant was notified at the end of September 2000 by a beneficial owner of 241,400 shares of common stock (as disclosed in the Proxy Statement for the Annual Meeting of Shareholders held on August 25, 2000) that it attempted to withhold its votes from certain nominee directors, but such voting instruction was not received by the Company's Transfer Agent and, therefore, not reflected in the certified tabulation. The outcome of the election of directors would not have been affected in any event.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibit 27 Financial Data , Article 5 is filed herein.

    (b) The Registrant was not required to file any Current Reports on Form 8-K during the quarter ended October 31, 2000.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EARL SCHEIB, INC.
                                -----------------
                                   Registrant



DECEMBER 14, 2000                       /s/  Christian K. Bement
-----------------                       -------------------------
    Dated                               Christian K. Bement, President and
                                        Chief Executive Officer



DECEMBER 14, 2000                       /s/  Charles E. Barrantes
-----------------                       --------------------------
     Dated                              Charles E. Barrantes, Vice President and
                                        Chief Financial Officer