Form 10-Q
period 2001-01-31
SCHEIB EARL INC
filed 2001-03-14
CIK 87196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q
   (Mark One)
      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

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

                                 Yes [X] No [ ]

    As of March 6, 2001, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,358,682 shares outstanding.

                    This report contains a total of 9 pages.

                          PART I - FINANCIAL INFORMATION

                                EARL SCHEIB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for stock amounts)

                                                            UNAUDITED
                                                            ---------
                                                            JANUARY 31,  APRIL 30,
                                                              2001          2000
                                                            ---------    --------
ASSETS
Current Assets:
    Cash and cash equivalents                                $    395    $    602
    Accounts receivable, less allowances of $74
        at January 31, 2001 and $51 at April 30, 2000             333         227
    Inventories                                                 2,308       1,934
    Prepaid expenses and other current assets                   2,126       2,514
    Deferred income taxes                                         892         892
                                                             --------    --------

        Total Current Assets                                    6,054       6,169
                                                             --------    --------

Property, plant and equipment, less accumulated
    depreciation and amortization                              17,901      19,530

Deferred income taxes                                           1,719       1,719

Other, primarily cash surrender value
    of life insurance                                           2,259       2,197
                                                             --------    --------

        Total Assets                                         $ 27,933    $ 29,615
                                                             ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                         $    787    $  1,190
    Current portion of long-term debt and obligations             715         326
    Accrued expenses:
       Payroll and related taxes                                1,545       1,501
       Insurance                                                1,878       1,451
       Interest                                                 1,103         800
       Advertising and other                                    1,438       1,729
    Income taxes payable                                        1,015       1,160
                                                             --------    --------
        Total Current Liabilities                               8,481       8,157
                                                             --------    --------

Deferred management compensation                                3,236       3,215

Long-term debt and obligations, net of current portion          1,683       1,683

Commitments and contingencies                                      --          --

Shareholders' Equity:
    Capital stock $1 par - shares authorized 12,000,000;
       4,803,000 issued and 4,359,000 outstanding               4,803       4,803
    Additional paid-in capital                                  6,756       6,756
    Retained earnings                                           6,082       8,109
    Treasury shares                                            (3,108)     (3,108)
                                                             ---------   --------

        Total Shareholders' Equity                             14,533      16,560
                                                             --------    --------

        Total Liabilities and Shareholders' Equity           $ 27,933    $ 29,615
                                                             ========    ========

 The accompanying Notes are an integral part of these condensed consolidated balance sheets.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                JANUARY 31,                JANUARY 31,
                                       ----------------------------  --------------------------
                                            2001           2000           2001           2000
                                       -------------  -------------  -------------  -----------
Net sales                              $    10,359    $    10,516    $    40,683    $    41,903

Cost of sales                                9,377          9,334         31,876         31,743
                                       -----------    -----------    -----------    -----------

Gross profit                                   982          1,182          8,807         10,160

Selling, general & administrative            3,172          3,126         10,577         10,556
expense

Shop closing expense                            41            306            103            315
                                       -----------    -----------    -----------    -----------

Operating loss                              (2,231)        (2,250)        (1,873)          (711)

Other expense, net                             (85)          (173)          (142)          (415)
                                       ------------   ------------   ------------   ------------

Loss before income taxes                    (2,316)        (2,423)        (2,015)        (1,126)

Provision (benefit) for income taxes             0           (470)            12             22
                                       -----------    ------------   -----------    -----------

Net loss                               $    (2,316)   $    (1,953)   $    (2,027)   $    (1,148)
                                       ============   ============   ============   ============

Basic loss per share                   $     (0.53)   $     (0.45)   $     (0.47)   $     (0.26)
                                       ============   ============   ============   ============

Diluted loss per share                 $     (0.53)   $     (0.45)   $     (0.47)   $     (0.26)
                                       ============   ============   ============   ============


The accompanying Notes are an integral part of these condensed consolidated financial statements.

                                EARL SCHEIB, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                                 JANUARY 31,
                                                                         ------------------------
                                                                              2001        2000
                                                                         ------------- ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      $     (336)   $      578
                                                                         ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (1,012)       (1,921)
    Proceeds from disposals of property, plant and equipment                    752           413
    Other, net                                                                    0           (94)
                                                                         ----------    ----------

    Net cash used in investing activities                                      (260)       (1,602)
                                                                         ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank loan                                                     500           500
    Principal payments on long-term debt and obligations                       (111)         (122)
                                                                         ----------    ----------
    Net cash provided by financing activities                                   389           378
                                                                         ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (207)         (646)

Cash and Cash Equivalents, at Beginning of the Period                           602         1,265
                                                                         ----------    ----------

Cash and Cash Equivalents, at End of the Period                          $      395    $      619
                                                                         ==========    ==========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Income taxes paid (refunded)                                         $     (276)   $      790

    Interest paid                                                                36            18
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

NOTE 2. INVENTORIES

     Inventories consist of the following:

                                   UNAUDITED
                                   JANUARY 31,    APRIL 30,
                                      2001          2000
                                   -----------  ----------
Paint and related supplies         $   2,166    $    1,929
Raw materials                            644           507
LIFO reserve                            (502)         (502)
                                   ----------   ----------
  Total inventories                $   2,308    $    1,934
                                   =========    ==========

NOTE 3. INCOME TAXES

     In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845. The Company is protesting the IRS's position. The potential for the disallowance of the refund and substantially all of the interest through January 31, 2001 relating to the disallowance, are accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward would be available to offset federal income taxes in future years.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The applicable law provides for up to a four-year statute of limitations and the plaintiff is seeking class certification in this case. In June 2000, after oral arguments, the Court denied plaintiff's motion for a court-issued precertification notice to the potential class and stated it will require plaintiff to move for class certification. To date, plaintiff has yet to move for class certification. The Company intends to vigorously defend against this entire action, but at this point the ultimate outcome of this matter cannot be determined with certainty.

     The Company is involved in several other legal proceedings and claims which arise in the ordinary course of its business, which should not materially affect the Company's financial position.

NOTE 6. EARNINGS PER SHARE

     The weighted average number of shares used to calculate basic earnings per share and diluted earnings per share was 4,359,000 for each of the periods presented. The dilutive effect of common stock equivalents has not been considered since the Company reported net losses for the periods presented.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

QUARTER ENDED JANUARY 31, 2001 ("THIRD QUARTER OF FISCAL 2001") COMPARED TO THE QUARTER ENDED JANUARY 31, 2000 ("THIRD QUARTER OF FISCAL 2000").

     Net sales for the Third Quarter of Fiscal 2001 decreased by $157, or 1.5%, compared to the Third Quarter of Fiscal 2000. This was primarily due to the decrease in same shop (shops open one year or more) sales of $362, or 3.6%, and the loss of sales from a net 6 shops closed since the Third Quarter of Fiscal 2000 ($117), partially offset by increased sales from the Company's initial fleet and truck center and commercial coatings business ($322).

     Gross profit decreased by $200 in the Third Quarter of Fiscal 2001 from the Third Quarter of Fiscal 2000 and the gross profit margin percentage decreased by 1.7%. The decreases were primarily due to the adverse effect of the reduction in sales and increased costs of materials, direct labor, supplies, and utilities.

     Selling, general and administrative expenses increased by $46 in the Third Quarter of Fiscal 2001 from the Third Quarter of Fiscal 2000, and increased as a percentage of net sales by 0.9% due to lower net sales. The increase was due to increased expenses related to the start up of the Company's initial fleet and truck center and its commercial coatings business, partially offset by administrative cost reductions.

     Other expense is primarily comprised of gains or losses from the sales of real estate and net interest expense. The net gain in the Third Quarter of Fiscal 2001 was $2 versus $41 in the Third Quarter of Fiscal 2000. Net interest expense was $87 in the Third Quarter of Fiscal 2001, as compared to $112 in the Third Quarter of Fiscal 2000, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans. In the Third Quarter of Fiscal 2000, the Company wrote off $102 in un-utilizable factory software.

     No federal or state income tax benefit was recognized by the Company for its operating loss in the Third Quarter of Fiscal 2001.

NINE MONTHS ENDED JANUARY 31, 2001 ("FIRST NINE MONTHS OF FISCAL 2001") COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2000 ("FIRST NINE MONTHS OF FISCAL 2000" OR "PRIOR YEAR PERIOD").

     Net sales for the First Nine Months of Fiscal 2001 decreased by $1,220, or 2.9%, compared to the First Nine Months of Fiscal 2000. This was primarily due to the decrease in same shop (shops open one year or more) sales of $1,059, or 2.6%, and the loss of sales from a net 8 shops closed since the First Nine Months of Fiscal 2000 ($722), partially offset by increased sales from the Company's initial truck and fleet center and commercial coatings business ($561).

     Gross Profit decreased by $1,353 in the First Nine months of Fiscal 2001 from the First Nine Months of Fiscal 2000 and the gross profit margin percentage decreased by 2.6%. The decreases were primarily due to the adverse effect of the reduction in sales and increased costs of materials, supplies, utilities and rent.

     Selling, general and administrative expenses increased by $21 in the First Nine Months of Fiscal 2001 from the Prior Year Period, and increased as a percentage of net sales by 0.8% due to lower sales. The increase was due to increased expenses related to the start up of the Company's initial fleet and truck center and its commercial coatings business, partially offset by administrative cost reductions.

     Other expense is primarily comprised of gains or losses from the sales of real estate and net interest expense. The net gain in the First Nine Months of Fiscal 2001 was $233 versus $47 in the Prior Year Period. Net interest expense was $307 in the First Nine Months of Fiscal 2001, as compared to $360 in the First Nine Months of Fiscal 2000, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans. In the First Nine Months of Fiscal 2001, the Company wrote off $68 in un-utilizable factory hardware, as compared to $102 in factory software in the Prior Year Period.

     No federal income tax benefit was recognized by the Company for its operating losses. Due to income allocation and state income tax laws, only part of the Company's income before taxes was offset by the net operating loss carryforward for state income tax purposes. The Company provided $12 in taxes during the First Nine Months of Fiscal 2001 and $22 during the Prior Year Period for taxes in those states which were not offset by the net operating loss carryforward.

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

     As of January 31, 2001, the Company had current assets of $6,054 and current liabilities of $8,481 for a net working capital deficit of $2,427. During the First Nine Months of Fiscal 2001, net cash used by operating activities was $336 compared with net cash provided by operating activities of $578 in the Prior Year Period. In the First Nine Months of Fiscal 2001, the Company had capitalized expenditures of $1,012, financed primarily through borrowings on its credit facility with a bank and proceeds from the sales of real estate. The Company expects that future cash flow from operations will be enhanced by these capital additions.

     The Company's long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. During the fiscal year ending April 30, 2001 ("Fiscal 2001"), the Company opened one new shop and plans to perform various capital improvements for an estimated cost of $1.2 million. The Company had intended to open two additional large (15,000 to 20,000 square feet) fleet and truck centers during the year, but now plans to open only one center during the fiscal year ending April 30, 2002. Future commitments to open any additional fleet and truck centers will not be made until the first two centers have attained, or are satisfactorily deemed to be able to attain, profitable operations. In addition, the Company adopted a plan in February 2001 to concentrate the efforts of its retail automotive paint and body business to geographic areas where it has been historically profitable; and exit, to the extent economically feasible, from those markets where the seasonal weather adversely impacts operating results, as well as from under performing shops. This plan will result in twenty-two shop closures, that are estimated to incur exit costs during the next fiscal year of approximately $500, and regional reorganizations. The exit costs include an estimate for fixed asset write-downs, but do not consider any gains on sales of Company owned real estate.

     In February 1999, the Company received a Notice of Disallowance from the IRS disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845. The Company is protesting the IRS's position. The potential for the disallowance of the refund and substantially all of the interest through January 31, 2001 relating to the disallowance, are accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position with the IRS, the net operating loss carryforward would be available to offset federal income taxes in future years.

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

     The Company currently owns 63 parcels of unencumbered real estate, including the Company's headquarters and paint factory, which could be either sold or used as security to obtain additional financing. The Company believes that it has the liquidity and capital resources to met its cash needs for the foreseeable future.

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




                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a) The Registrant was not required to file any Current Reports on Form 8-K during the quarter ended January 31, 2001.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EARL SCHEIB, INC.
                                 Registrant



MARCH 14, 2001                /s/   CHRISTIAN K. BEMENT
--------------                --------------------------------------
    Dated                     Christian K. Bement, President and
                              Chief Executive Officer



MARCH 14, 2001                /s/   CHARLES E. BARRANTES
--------------                --------------------------------------
    Dated                     Charles E. Barrantes, Vice President and
                              Chief Financial Officer