Form 10-K405
period 2001-04-30
SCHEIB EARL INC
filed 2001-07-27
CIK 87196

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

For the fiscal year ended April 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file number 1-4822

EARL SCHEIB, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1759002 (I.R.S. Employer Identification No.)
08737 Wilshire Boulevard Beverly Hills, California (Address of principal executive offices)	90211-2795 (Zip Code)

Registrant's telephone number, including area code:  (310) 652-4880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Capital Stock, $1.00 Par Value	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /x/

    As of July 6, 2001 the registrant had 4,358,682 shares of its Capital Stock, $1.00 par value, issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was $11,812,028 (approximately based upon the closing price of the Capital Stock on the American Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Annual Report to Shareholders for the fiscal year ended April 30, 2001 are incorporated into Part II by reference.

    Portions of the registrant's Proxy Statement dated July 27, 2001 for use at the registrant's annual meeting of shareholders are incorporated into Part III by reference.

PART I

ITEM 1. Business

General

    Earl Scheib, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company") is celebrating over 60 years in the automobile paint and repair business as the successor to a business founded as a sole proprietorship by Earl A. Scheib in 1937. The Company's principal executive offices are currently located at 8737 Wilshire Boulevard, Beverly Hills, California 90211. The Company intends to move its principal executive offices to 15206 Ventura Boulevard, Suite 100, Sherman Oaks, California, 91403, on or about September 30, 2001. The Company maintains personnel, systems, advertising, real estate and accounting functions at its principal executive offices. See ITEM 2. "Properties."

    The Company operates in the automobile paint and repair industry. At April 30, 2001, the Company operated a chain of 159 retail automobile production paint and body shops which specialize in affordably priced repainting of automobiles and performing body repairs other than major collision repair, frame straightening (in most instances) or axle work, and one large industrial painting and collision center dedicated to paint and repair of large fleet vehicles and other over-sized equipment (see "Fleet Service"). The Company also offers the replacement of certain car body parts using new, used and after-market parts, glass replacement as well as factory style pinstriping, molding and vinyl top replacement. The majority of the Company's sales are paid by either cash or credit cards with the exception of the Company's fleet and trade sales which may be made upon credit terms.

    The Company's retail shops operate under the name of the New Earl Scheib Paint and Body Shop. The industrial facilities operate under the name Quality Fleet & Truck Centers. The Company's shops are currently located in approximately 130 cities throughout the United States with 58 shops and two Fleet Centers in California.

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

    The cost of converting shops to the New Shop Format during fiscal 1996 was approximately $4.6 million which was financed from the sale of 22 Company owned properties (which had previously been occupied by unprofitable paint and body shops closed in prior fiscal years) and from internal cashflow.

    The Company also restructured its operational management organization in fiscal 1996 resulting in the Company's Division Managers supervising fewer shops which improved the quality of the shop supervision and enabled the shop managers to directly benefit from the Division Managers' years of experience.

    During the fiscal year ended April 30, 1997 ("fiscal 1997"), the Company embarked on a shop expansion campaign with the initial objective to expand in existing markets where the Company felt that it underserved the market. Penetration in these existing markets enabled the Company to open new shops without significantly increasing overhead expenses. During fiscal 1997, the Company opened 5 new shops.

    During the fiscal year ended April 30, 1998 ("fiscal 1998"), the Company opened 12 new shops. New shops incorporated much of the New Shop Format but also included other improvements, where feasible, such as the installation of state of the industry cross-draft or semi-downdraft paint booths with combination fully enclosed dryers, the separation of the production process into three distinct areas, vehicle preparation, masking and detail to further improve quality; and the installation of exterior graphics to emphasize the Company's core business and attractive prices.

    During fiscal 1998, the Company implemented an extensive Division Manager training program. This program is designed to attract and train individuals from outside the industry for eventual promotion to a Division Manager position. The program is considered a "fast track" program which involves a 4 to 12 month training program.

    During the fiscal year ended April 30, 1999 ("fiscal 1999"), the Company began operations in 19 new shops. These shops are located in California, Arizona, Texas, Indiana, Illinois, Virginia, Washington and Michigan. All of these new shops provide the Company with greater penetration into these existing markets. The Company had hoped to improve the Company's overall performance in these areas.

    During the fiscal year ended April 30, 2000 ("fiscal 2000") the Company opened 8 new shops and closed 12 shops. During fiscal 2000, the Company began to evaluate certain of its shops which are located in single markets and shops which were under-performing and which do not possess suitable sales growth potential for possible closure. Furthermore, in fiscal 2000, the Company decided to end its three year retail expansion and focus future expansion on the larger fleet centers discussed under the heading "Fleet Service."

    During the fiscal year ended April 30, 2001 ("fiscal 2001"), the Company continued to evaluate its shop operations. As a result, the Company closed 12 shops and opened one shop. Additionally, in the fourth quarter of fiscal 2001, the Company's Board of Directors approved a restructuring plan (the "Plan") which will result in the anticipated closing of approximately 41 shops over the next three fiscal years, as lease obligations expire. The Company hopes that by exiting certain markets where operations have suffered and where seasonal weather adversely impacts operating results and growth opportunities, and concentrating its efforts in historically profitable areas, it should improve its performance. As a result of this Plan, the Company's fiscal 2001 results include restructuring charges and impairment of fixed assets charges totaling $1,887,000. As a result of the reliance on estimates and potential changing conditions for shop closures after one year and as mandated by certain accounting rules, the Company believes that further Plan related charges against its financial results are possible during future fiscal years in which the shops actually close.

Services

    The Company currently offers primarily three paint packages which range in price based upon the color of the paint, number of coats of paint applied, additional services and length of warranty provided in each package. Customers may also purchase options to the paint packages such as UV Supergloss, Pearlescent paint colors and Euroclear® clear coat for an additional cost.

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

    In connection with its painting operations, the Company also performs, for an additional cost, body repair work as well as extra sanding and preparation mentioned above. All bodywork performed is incidental to the painting process. Body work accounted for approximately 22% of the Company's sales during fiscal 2001, 20% in fiscal 2000 and 20% in fiscal 1999.

    During fiscal 1997, the Company began the manufacture and distribution of its new EuroPaint® coating system. EuroPaint® is a two component acrylic polyurethane coating which offers superior quality and performance. EuroPaint® is characterized by having extremely high gloss and distinctness of image, outstanding exterior durability and exceptional chemical resistance. This type of paint is generally considered the highest quality after market paint and far superior to many of the paint formulation used by the Company's competitors and is commonly used by many European luxury car manufacturers. EuroPaint® was rated best in a blind test conducted by an independent laboratory against the best paints used in popular production auto painting. The test measured gloss (the ability of paint to reflect light), distinctiveness of image (which represents the ability of the painted surface to reflect images like a mirror) and the ability of the paint to resist harmful chemicals and UV rays.

    The Company offers a companion product called EuroClear®. EuroClear® is an option which provides customers a true and separate clear coat with the same superior quality and performance properties offered by EuroPaint®. EuroClear® enhances and intensifies the high gloss and distinctiveness of image of EuroPaint® providing a very deep gloss look characteristic of basecoat/clearcoat (two stage) paint systems. The Company also offers an internally developed product called UV Supergloss. This product is sold as an additive for two of the Company's paint packages. The UV Supergloss provides the car with a brighter shine and is designed to protect the paint from the harmful effects of Ultraviolet rays.

    The Company also provides a line of colors which capture the glamour and allure of pearlescence. Such colors offer an iridescence and lustre creating a visual effect which can only be achieved by the use of pearlescent pigments. Pearlescent colors are two- and three-stage color systems, which offer customers a unique production shop product.

Commercial Coatings

    During fiscal 2000, the Company, through its wholly owned subsidiary, Precision Coatings, Inc. ("PCI") established the foundation for the commercial sales of Company-manufactured industrial coatings. The Company believes that it can leverage the extra capacity at its manufacturing facility by manufacturing and selling coating systems, similar to the paints it currently produces for its retail automotive needs, to small to mid-sized original equipment manufacturers. The Company also believes with its competitive pricing that it will be able to effectively compete with existing manufacturers in this niche market.

    During fiscal 2001, PCI finalized the product line and began marketing and selling its products. PCI recorded sales of $169,500 in fiscal 2001. While the Company is disappointed with the performance of PCI, to date, and it appears that entry into the commercial coatings business may be slower than it had expected, the Company remains hopeful that it will be able to improve PCI's performance. In that regard, the Company has retained a well known national recruiting firm to assist the Company in attracting an experienced management level employee to improve PCI's performance.

Fleet Service

    The Company has developed a fleet sales department. The department is dedicated to developing multi-vehicle fleet accounts in designated geographical regions. These accounts range from smaller neighborhood businesses to large municipal, state, federal and national accounts.

    The Company intends to continue to grow its fleet sales business by focusing on opening large, approximately 15,000 - 25,000 square feet, industrial facilities dedicated to painting and collision repair work for large fleets and oversized vehicles, and "rolling" equipment, such as trucks, cabs, trailers, buses recreational vehicles and airport equipment. This division operates under the name "Quality Fleet & Truck Centers." The first center opened at the end of the first quarter of fiscal 2001 and recorded sales of $707,800 in Fiscal 2001 which resulted in an operating loss of $482,000. The Company opened its second center in Southern California in July, 2001. The Company believes that sales and operating performance will improve in fiscal 2002 as a result of the opening of the second center, which has the physical capacity to paint larger vehicles, and as a result of improved economies of scale. The Company also continues to do fleet sales out of its traditional retail paint shops.

    Total Company-wide fleet sales were $3,200,000 in fiscal 2001 as compared to $1,987,000 in fiscal 2000 and $1,432,000 in Fiscal 1999.

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

Competition

    The automobile painting business in which the Company is engaged is highly competitive. The Company competes not only with nationally and regionally based companies and franchisees engaged in production style automobile painting utilizing techniques similar to its own, but also with thousands of individual automobile paint and body shops. Most of the Company's competitors generally price their services much higher than those charged by the Company.

    In the field of non-franchised production line automobile painting, the Company believes that it is substantially larger than any of its competitors and that its experience, and the reasonable prices of its services, will enable it to continue to compete effectively. The Company expects that its shop restructuring plan discussed under the "General" heading above, improving fleet sales, ongoing shop renovations and technological improvements, and training programs enable it to continue to be an effective competitor.

Trademarks

    The Company's success is dependent upon, among other things, its name. The Company relies primarily on a combination of the protections provided in applicable copyright, trademark and trade secret laws. The Company owns various trademarks but believes that Earl Scheib®, Europaint®, and Euroclear® are material to the business of the Company.

Research and Development

    The Company is engaged in certain research and development to continue to improve its existing paint products, update product lines, change formulations in order to comply with changing environmental regulations, and develop new products which can be introduced to the shops without significant cost or training such as the Europaint® and Euroclear®, UV Supergloss and new colors. The Company constantly reviews new products and techniques developed by its suppliers and others in its and related industries for their applicability to the Company's operations. Although the Company's research and development costs are increasing to accomplish these objectives, such expenditures during the three years ended April 30, 2001 were not a significant percentage of sales.

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

Employees

    At April 30, 2001, the Company employed approximately 1,063 employees, of which 279 were sales, administrative, management or executive personnel and 784 were production personnel. Production employees are represented by the International Brotherhood of Teamsters under a collective bargaining agreement which extends through September 15, 2001. None of the Company's executive, administrative, shop management or clerical personnel are represented by a union. Management believes its employee relations are good.

ITEM 2. Properties

    The Company owns the land and buildings occupied by 59 of the Company's operating shops as of April 30, 2001. The remaining 101 of the Company's 159 shops, at April 30, 2001, are leased from outside third parties. The 159 shops and one fleet center (at April 30, 2001) are located in 130 cities in 25 states. In fiscal 2001, the Company began operations in one new retail shop and one fleet center and ceased operations in 12 shops.

    Leases for shop premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on leases for the Company's shops (excluding unexercised options) range from a month to month tenancy to approximately 10 years. All of the leases, with two exceptions, have fixed rentals with no additional rents based upon shop sales. Many leases also require the Company to pay all or a portion of the real estate taxes, insurance charges and maintenance expenses relating to the leased premises. The Company maintains fire and liability insurance as well as umbrella earthquake coverage for its shops and other real estate interests.

    The Company historically secured sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites that may be owned by the Company or sold and leased back by the Company under sale-and-leaseback arrangements. In many cases, the Company was able to lease or sublease existing buildings that have been previously used for other purposes, such as automobile repair shops or retail establishments. These sites must be suitable for the Company's needs, at a lease rate that is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new shops, the Company generally makes capital investments and incurs expenditures (excluding expenditures to purchase land, buildings or leasehold interest) of approximately $175,000. These costs consist of construction of improvements, paint and supply inventories, fixtures, equipment, signs and pre-opening expense. As mentioned earlier, the Company does not intend to open any new retail locations in fiscal 2002. In connection with the opening of a Quality Fleet & Truck Centers location, the Company expects expenses and capital investments (excluding expenditures to purchase land, buildings or leasehold interest) to be approximately $300,000 to $400,000. These costs consist of construction of improvements, paint and supply inventories, fixtures, equipment, signs and pre-opening expense. The Company primarily secures sites for its Quality Fleet & Truck Centers operation using the same methods as described above.

    The majority of the Company's stores are in stand-alone sites on main streets and have adjacent parking facilities. Store hours are generally from 7:30 a.m. to 6:00 p.m. Monday through Friday and 8:00 a.m. to 12:00 p.m. on Saturday. The Company's shops are generally 6,000 square feet with most shops ranging from approximately 3,500 square feet to 7,000 square feet and some as large as approximately 12,000 square feet.

    As of April 30, 2001, the Company had one parcel of real estate for sale. The property had a net book value at April 30, 2001 of approximately $59,300, which is shown in the financial statements as Property held for sale.

    The Company owns a manufacturing and warehousing facility in Springfield, Missouri. The Company manufactures and warehouses paint and related products and warehouses other necessary supplies used by the shops in this facility until needed by the Company's shops. This facility occupies approximately 30,600 square feet.

    In July, 2001 the Company sold its corporate office building located at 8737 Wilshire Boulevard, Beverly Hills, California, 90211 for net proceeds of $1,913,000. The Company currently occupies the office under a month-to-month lease until it is able to secure and relocate to a new location.

    The Company believes its operating properties are in good operating condition.

ITEM 3. Legal Proceedings

    The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The applicable law provides for up to four years statute of limitations to recover unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company's insurance carriers have denied coverage of this lawsuit. The Company has tendered the denial to binding arbitration. As of July, 2001, the arbitration has not yet been scheduled for a hearing.

    The Company is involved in certain legal proceedings and claims arising in the ordinary course of its business. Management believes that the final disposition of such matters should not have a material adverse effect on the Company's operations and/or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Executive Officers of the Company

    The executive officers of the Company, their ages and their positions are set forth below.

Name	Age	Position
Christian K. Bement	59	Director, President and Chief Executive Officer
Charles E. Barrantes	49	Vice President and Chief Financial Officer
David I. Sunkin	34	Vice President and General Counsel, Secretary
James E. Smith	53	Vice President—Shop Operations
John K. Minnihan	64	Vice President—Finance

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

    Mr. Barrantes became Vice President and Chief Financial Officer of the Company in August 1999. Previously, he was Vice President, Chief Financial Officer and Secretary of Medical Device Alliance Inc., a public company that provided medical devices for liposuction and vertebroplasty procedures, from July 1998 through July 1999. Prior to that, Mr. Barrantes was Vice President and Chief Financial Officer in 1997 for Whittaker Corporation, a NYSE-listed diversified company involved in the aerospace, defense electronics and global networking industries; Executive Vice President, Chief Financial Officer and Secretary of Thompason PBE, Inc., a NASDAQ-traded company that distributed paint and related supplies to the collision repair industry, from March 1996 through April 1997; and Vice President, Corporate Controller and Secretary of Superior Industries International, Inc., a NYSE-listed company that primarily manufactured cast aluminum wheels to original equipment manufacturers, from January 1991 through March 1996.

    Mr. Sunkin has served as Vice President and General Counsel, Secretary since November 1995. Mr. Sunkin also supervises the Company's Real Estate Department and is responsible for Company's Risk Management Department. Prior to that, Mr. Sunkin was an Associate in the Business Practices Group of the law firm Buchalter, Nemer, Fields & Younger.

    Mr. Smith has served as Vice President—Shop Operations since December 1995. Prior to that and for more than five years, Mr. Smith served the Company in various operational capacities.

    Mr. Minnihan has served as Vice President—Finance since April, 1996. Prior to that and for more than 10 years, Mr. Minnihan served as the Company's Chief Financial Officer.

PART II

    The Company's Annual Report to Shareholders for the year ended April 30, 2001 ("2001 Annual Report") is filed as Exhibit 13 to this Report on Form 10-K. The responses to Items 5, 6, 7 and 8 are contained in the 2001 Annual Report on the pages noted and are specifically incorporated herein by reference in this Report on Form 10-K. With the exception of these items, the 2001 Annual Report is not deemed filed as a part of this Report.

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    "Market Information" appearing on page 15 of the 2001 Annual Report is incorporated herein by reference.

ITEM 6. Selected Financial Data

    "Selected Financial Data" appearing on page 14 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 1 through 3 of the 2001 Annual Report is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

    The consolidated financial statements of the Company appearing on pages 4 through 13 of the 2001 Annual Report are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable

PART III

ITEMS 10. Directors and Executive Officers of the Company

    The information required by Item 10 is incorporated by reference from page 7 of Part I included herein and the Company's definitive Proxy Statement dated July 27, 2001.

ITEMS 11., 12., 13. and 14.

    The information required by these items is contained in the Company's definitive Proxy Statement dated July 27, 2001 which relates to election of the Company's directors and which was filed within the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)
    1.  Financial Statements

                The following consolidated financial statements of the Company and Report of Independent Auditors, appearing on pages 4 through 13 of the 2001 Annual Report, are filed as part of this Report on Form 10-K:

      For the Fiscal Years Ended April 30, 2001, 2000 and 1999:

        Consolidated Statements of Operations
        Consolidated Statements of Shareholders' Equity
        Consolidated balances sheets as of April 30, 2001 and 2000
        Consolidated Statements of Cash Flows

      Report of Independent Public Accountants

      1.
      Financial Statement Schedules
      Schedules have been omitted because they are not applicable or the information required to bet set forth therein is either included in the consolidated financial statements or is not significant.

      2.
      Exhibits

      The Exhibits required to be filed hereunder are indexed on page 11.

    (b)
    Reports on Form 8-K

    None

    "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995"

    Certain written and oral statements made by the Company may be "forward looking statements" as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words "believe," "expect," "hope," "intend," "estimate," "anticipate," "plan," "will," "project," and similar expressions identify forward-looking statements which generally are not historical in nature. All statements which address operating performance, events, developments or strategies that the Company expects or anticipates in the future are forward-looking statements.

    Forward-looking statements, involve risks and uncertainties that could cause actual results or events to differ materially from the Company's past experience or current expectations. The following are some of the risk and uncertainties that may impact the forward-looking statements: the impact of the Company's retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company's expansion of its fleet services division, new product rollout and Quality Fleet & Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing or lending constraints and the impact of various tax positions taken by the Company.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARL SCHEIB, INC.
Date: July 27, 2001	By	/s/ CHRISTIAN K. BEMENT Christian K. Bement President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By	/s/ CHRISTIAN K. BEMENT Christian K. Bement	President and Director [Chief Executive Officer]	July 27, 2001
By	/s/ PHILIP WM. COLBURN Philip Wm. Colburn	Chairman of the Board of Directors	July 27, 2001
By	/s/ DANIEL A. SEIGEL Daniel A. Seigel	Director	July 27, 2001
By	/s/ GREG HELM Greg Helm	Director	July 27, 2001
By	/s/ ALEXANDER L. KYMAN Alexander L. Kyman	Director	July 27, 2001
By	/s/ STUART D. BUCHALTER Stuart D. Buchalter	Director	July 27, 2001
By	/s/ CHARLES E. BARRANTES Charles E. Barrantes	Vice President and Chief Financial Officer [Principal Financial Officer]	July 27, 2001
By	/s/ JOHN K. MINNIHAN John K. Minnihan	Vice President—Finance [Principal Accounting Officer]	July 27, 2001

EXHIBIT INDEX

Exhibit No.			Sequential Page No.
3	(a)(1)	Certificate of Incorporation of Earl Scheib, Inc., dated December 22, 1961, as amended, filed as Exhibit 3(a) to Registrant's Registration Statement No. 2-21540, effective as of August 7, 1963, and hereby incorporated herein by reference.
3	(a)(2)	Amendment to Certificate of Incorporation dated October 28, 1969, filed as Exhibit 1 to Registrant's Form 8-K Current Report for the month of October, 1969 and hereby incorporated herein by reference.
3	(a)(3)	Amendment to Certificate of Incorporation dated August 16, 1971, filed as Exhibit 1 to Registrant's Form 8-K Current Report for the month of August, 1971 and hereby incorporated herein by reference.
3	(a)(4)	Amendment to Certificate of Incorporation dated November 4, 1983, filed as Exhibit 3(a)(1) to Registrant's Form 8-K Current Report for the month of August, 1983 and hereby incorporated herein by reference.
3	(a)(5)	Amendment to Certificate of Incorporation dated October 2, 1986, as set forth in the Proxy Statement dated July 22, 1986 and Registrant's 10-Q Quarterly Report for the quarter ended July 31, 1986 and hereby incorporated herein by reference.
3	(b)	Amended and Restated Bylaws of Earl Scheib, Inc., filed as an exhibit to Registrant's Current Report on Form 8-K dated August 15, 1995, and hereby incorporated herein by reference.
10	(d)	Earl Scheib, Inc. 1982 Incentive Stock Option Plan, filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1982 and hereby incorporated herein by reference.
10	(i)	Stock Option Agreement dated as of January 10, 1995 between Registrant and Christian Bement filed as Exhibit 10(i) to the Registrant's 1995 Form 10-K and hereby incorporated herein by reference.
10	(j)	Earl Scheib, Inc. 1994 Performance Employee Stock Option Plan, June 27, 1994 filed as Exhibit 10(l) to the Registrant's 1995 Form 10-K and hereby incorporated herein by reference.
10	(k)	Earl Scheib, Inc. 1994 Board of Directors Stock Option Plan, June 27, 1994 filed as Exhibit 10(m) to the Registrant's 1995 Form 10-K and hereby incorporated herein by reference.
10	(l)	Agreement for Issuance of Letters of Credit dated as of February 16, 1995 between Registrant and City National Bank, filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995, and hereby incorporated herein by reference.
10	(m)	Amended Supplemental Terms Letter dated March 10, 2000 between City National Bank and Registrant filed as Exhibit 10 to Registrant's Quarterly Report on 10-Q for the quarter ended January 31, 2000 and hereby incorporated by reference.
13		2001 Annual Report to Stockholders of Earl Scheib, Inc. (not deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).
22		Subsidiaries of the Registrant filed as Exhibit 22 to the Registrant's 1999 Form 10-K and hereby incorporated herein by reference.
23		Consent of Independent Auditors.

EARL SCHEIB INC. AND SUBSIDIARIES
AVAILABILITY OF EXHIBITS

The Company will furnish upon request copies of the exhibits indicated on page 11 of the Form 10-K at a cost of 25¢ per page, which is the reasonable cost to the Company in fulfilling the request.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEMS 10. Directors and Executive Officers of the Company
  ITEMS 11., 12., 13. and 14.
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX