Form 10-Q
period 2001-07-31
SCHEIB EARL INC
filed 2001-09-13
CIK 87196

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-4822

EARL SCHEIB, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1759002 (I.R.S. Employer Identification No.)
8737 Wilshire Boulevard Beverly Hills, California (Address of principal executive offices)	90211-2795 (Zip Code)

Registrant's telephone number, including area code: (310) 652-4880

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 5, 2001, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,358,682 shares outstanding.

This report contains a total of 10 pages.

PART I-FINANCIAL INFORMATION

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Unaudited
	July 31, 2001	April 30, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$3,753	$706
Accounts receivable, less allowances of $85 at July 31 and $62 at April 30, 2001	363	319
Inventories	2,220	1,971
Prepaid expenses and other current assets	1,909	2,164
Deferred income taxes	1,112	1,112

Total Current Assets	9,357	6,272

Property, plant and equipment, net	14,823	15,782
Deferred income taxes	1,757	1,757
Other, primarily cash surrender value of life insurance	2,338	2,308

Total Assets	$28,275	$26,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$648	$1,274
Accrued expenses:
Payroll and related taxes	1,450	1,528
Insurance	2,112	2,127
Interest	1,171	1,070
Advertising	566	401
Other	1,608	1,585
Income taxes payable	2,493	1,505

Total Current Liabilities	10,048	9,490

Deferred management compensation	3,149	3,160
Long-term debt and obligations, net of current portion	1,683	1,683
Commitments and contingencies	—	—
Shareholders' Equity:
Capital stock $1 par—shares authorized 12,000,000; 4,803,000 issued and 4,359,000 outstanding	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	4,944	3,335
Treasury stock	(3,108)	(3,108)

Total Shareholders' Equity	13,395	11,786

Total Liabilities and Shareholders' Equity	$28,275	$26,119

The accompanying Notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2001	2000
Net sales	$14,807	$15,536
Cost of sales	10,576	11,184

Gross profit	4,231	4,352
Selling, general & administrative expense	3,940	3,806

Operating income	291	546
Gain on sales of real properties	2,407	186
Interest expense, net	(104)	(105)

Income before income taxes	2,594	627
Provision for income taxes	985	21

Net income	$1,609	$606

Basic earnings per share	$0.37	$0.14

Diluted earnings per share	$0.37	$0.14

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended July 31,
	2001	2000
NET CASH PROVIDED BY OPERATING ACTIVITIES	$210	$1,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(232)	(496)
Proceeds from disposals of property and equipment	3,069	343

Net cash provided by (used in) investing activities	2,837	(153)

NET CASH USED IN FINANCING ACTIVITIES— Principal payments on long-term debt and obligations	—	(63)

Net Increase In Cash And Cash Equivalents	3,047	1,083
Cash and cash equivalents, at beginning of the period	706	602

Cash and cash equivalents, at end of the period	$3,753	$1,685

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$4	$4
Interest paid	4	10

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1. BASIS OF PRESENTATION

    The condensed consolidated financial statements have been prepared by Earl Scheib, Inc. (the "Company") without audit, in accordance with accounting principles generally accepted in the United States. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company's business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

    Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

    Inventories consist of the following:

	Unaudited July 31, 2001	April 30, 2001
Paint and related supplies	$2,024	$1,912
Raw materials	729	592
LIFO reserve	(533)	(533)

Total inventories	$2,220	$1,971

NOTE 3. INCOME TAXES

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845 and the IRS is also seeking penalties and interest on the amount of the refund. The Company is protesting the IRS's position. The potential amount of the disallowance, including all of the interest though July 31, 2001 (but excluding any penalties) relating to the disallowance, is accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position, or any portion thereof, with the IRS, the net operating loss carryforward would be available to offset federal income taxes in certain prior and future years.

NOTE 4. UNSECURED LINE OF CREDIT FACILITY

    In January 1999, the Company entered into an agreement with a bank for a two-year $4,000 credit facility consisting of an unsecured revolving line of credit. Effective November 30, 2000, this credit facility was revised to extend through August 31, 2001 and consisted of two separate lines of credit; a revolving line for $2,000 and a non-revolving line for $1,500. There were no financial covenants to be maintained during the term of this revised facility, but the Company was exposed to interest rate risk under the lines of credit as borrowings bore interest at the bank's prime rate. As of July 31, 2001, the Company had no balance outstanding under this credit facility.

NOTE 5. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company's insurance carriers have denied coverage of this lawsuit. The Company has tendered the denial to binding arbitration.

    The Company is involved in certain legal proceedings and claims which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these matters should not materially affect the Company's operations and/or financial position.

NOTE 6. EARNINGS PER SHARE

    The weighted average number of shares used to calculate basic and diluted earnings per share was 4,359,000 for each of the quarters ended July 31, 2001 and 2000. All options to purchase shares were not included in the computation of first quarter fiscal 2002 and 2001 diluted earnings per share, because such options were considered anti-dilutive.

NOTE 7. RESTRUCTURING OF RETAIL PAINT AND BODY BUSINESS

    In February 2001, the Board of Directors approved a plan to restructure and reorganize the Company's retail paint and body business. This plan will be implemented over three years as lease obligations expire and will result in the closing of 41 retail shops located in primarily single-shop areas and in markets where seasonal weather adversely impacts operating results. The restructuring should result in a leaner infrastructure and allow the Company to concentrate its efforts in those geographic areas where it has historically been profitable.

    During the fourth quarter of the year ended April 30, 2001, the Company recorded restructuring charges totaling $645 for the planned closure of 25 retail shops during the year ending April 30, 2002, including exit costs (shop closure costs and early termination of leases) totaling $288. During the first quarter ended July 31, 2001, $20 of the exit costs were utilized, leaving $268 remaining for shops yet to be closed. Net sales generated by these 25 retail shops were $1,557 and $1,871 for the quarters ended July 31, 2001 and 2000, with net operating income of $52 and $159, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands)

QUARTER ENDED JULY 31, 2001 ("FIRST QUARTER OF FISCAL 2002") COMPARED TO THE QUARTER ENDED JULY 31, 2000 ("FIRST QUARTER OF FISCAL 2001")

    Net sales for the First Quarter of Fiscal 2002 decreased by $729, or 4.7%, compared to the First Quarter of Fiscal 2001. This was primarily due to the decrease in same shop (shops open one year or more) sales of $300, or 2.1%, and the loss of sales from 15 fewer shops (16 closed and 1 opened) since the First Quarter of Fiscal 2001 ($745), partially offset by increased sales from the Company's two fleet and truck centers and commercial coatings business ($316). Nine of the shops closed were pursuant to the planned restructuring of the Company's retail paint and body business and seven shops were closed in the ordinary course of business prior to the formal approval of the restructuring plan.

    The gross profit margin percentage of net sales increased slightly to 28.6% for the First Quarter of Fiscal 2002 compared with 28.0% for the First Quarter of Fiscal 2001.

    Selling, general and administrative expenses increased by $134 in absolute dollars in the First Quarter of Fiscal 2002 from the First Quarter of Fiscal 2001, and increased as a percentage of net sales to 26.6% from 24.5%. This is primarily due to increased expenses to enhance the sales and marketing infrastructure for the quality fleet and truck centers and for workers compensation and legal requirements, offset somewhat by administrative cost reductions in other areas of the Company.

    During the First Quarter of Fiscal 2002, the Company, pursuant to the restructuring plan, sold five parcels of real estate and its corporate office building for a net gain of $628,000 and $1,779,000, respectively. The Company expects to move into leased corporate offices in Sherman Oaks, California by the end of October 2001. During the First Quarter of Fiscal 2001, the Company sold two parcels of real estate for a net gain of $186,000. Net interest expense was $104 in the First Quarter of Fiscal 2002 as compared to $105 in the First Quarter of Fiscal 2001, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans.

    The Company provided for federal and state income taxes in the First Quarter of Fiscal 2002 at an effective rate of 38.0%. The federal income tax provision for the First Quarter of Fiscal 2001 was offset by the utilization of the net operating loss carryforward available from the prior year. Due to income allocation and state income tax laws, only part of the Company's income before taxes in the First Quarter of Fiscal 2001 was offset by the net operating loss carryforward for state income tax purposes. The Company provided $21 in the First Quarter of Fiscal 2001 for taxes in those states which were not offset by the net operating loss carryforward.

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

    As of July 31, 2001, the Company had current assets of $9,357 and current liabilities of $10,048 for a net working capital deficit of $691. During the First Quarter of Fiscal 2002, net cash provided by operating activities was $210, compared with $1,299 in the First Quarter of Fiscal 2001, and capitalized expenditures were $232. The Company expects that future cash flow from operations will be enhanced by these capital additions.

    The Company's long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. During the first quarter of the fiscal year ending April 30, 2002, the Company opened one additional large (20,000 square feet) fleet and truck center and plans to perform various capital improvements for an estimated cost of $1.4 million.

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845 and the IRS is also seeking penalties and interest on the amount of the refund. The Company is protesting the IRS's position. The potential amount of the disallowance, including all of the interest though July 31, 2001 (but excluding any penalties) relating to the disallowance, is accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position, or any portion thereof, with the IRS, the net operating loss carryforward would be available to offset federal income taxes in certain prior and future years.

    In January 1999, the Company entered into an agreement with a bank for a two-year $4,000 credit facility consisting of an unsecured revolving line of credit. Effective November 30, 2000, this credit facility was revised to extend through August 31, 2001 and consisted of two separate lines of credit; a revolving line for $2,000 and a non-revolving line for $1,500. There were no financial covenants to be maintained during the term of this revised facility, but the Company was exposed to interest rate risk under the lines of credit as borrowings bore interest at the bank's prime rate. As of July 31, 2001, the Company had no balance outstanding under this credit facility. The Company anticipates that any new credit arrangements with its bank (including any stand-by letters of credit required to be issued to secure the unfunded portion of estimated workers compensation insurance liabilities) will most likely be on terms less favorable that the arrangements existing at July 31, 2001.

    As of July 31, 2001, the Company owned 55 parcels of unencumbered real estate, including the Company's paint factory, which could be either sold or used as security to obtain additional financing. Pursuant to the restructuring plan of its retail paint and body business, the Company intends to close thirty-four more shops over the next three years. Eleven of these shops are located on parcels of real estate owned by the Company which are intended to be sold. The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to met its cash needs for the foreseeable future.

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

    Forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the Company's past experience or current expectations. The following are some of the risk and uncertainties that may impact the forward-looking statements: the impact of the Company's retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company's expansion of its fleet services division, new product rollout and Quality Fleet and Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing or lending constraints and the impact of various tax positions taken by the Company.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    On August 30, 2001, the Registrant held its Annual Meeting of Shareholders. The only matter voted on was the election of directors.

  (c)
  Election of directors:

Nominee	For	Against	Abstain
Christian K. Bement	4,180,462	34,221	0
Stuart D. Buchalter	4,180,462	34,221	0
Philip W. Colburn	3,756,762	457,921	0
Gregory J. Helm	4,181,362	33,321	0
Alexander L. Kyman	4,181,362	33,321	0
Daniel A. Seigel	4,176,762	37,921	0

Item 6. Exhibits and Reports on Form 8-K

  (b)
  The Registrant was not required to file any Current Reports on Form 8-K during the quarter ended July 31, 2001.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARL SCHEIB, INC. Registrant

September 13, 2001 Dated	/s/ CHRISTIAN K. BEMENT Christian K. Bement President and Chief Executive Officer
September 13, 2001 Dated	/s/ CHARLES E. BARRANTES Charles E. Barrantes Vice President and Chief Financial Officer

QuickLinks

PART I-FINANCIAL INFORMATION EARL SCHEIB, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
EARL SCHEIB, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share data) (Unaudited)
EARL SCHEIB, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
EARL SCHEIB, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
PART II—OTHER INFORMATION