Form 10-Q
period 2001-10-31
SCHEIB EARL INC
filed 2001-12-13
CIK 87196

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-4822

EARL SCHEIB, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1759002 (I.R.S. Employer Identification No.)
15206 Ventura Boulevard Suite 200 Sherman Oaks, California (Address of principal executive offices)	91403 (Zip Code)

Registrant's telephone number, including area code: (818) 981-9992

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

    As of December 5, 2001, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,367,682 shares outstanding.

This report contains a total of 9 pages.

PART I-FINANCIAL INFORMATION

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Unaudited
	October 31, 2001	April 30, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$3,253	$706
Accounts receivable, less allowances of $95 at October 31 and $62 at April 30, 2001	499	319
Inventories	2,186	1,971
Prepaid expenses and other current assets	2,176	2,164
Deferred income taxes	1,112	1,112

Total Current Assets	9,226	6,272

Property, plant and equipment, net	14,037	15,782
Deferred income taxes	1,757	1,757
Other, primarily cash surrender value of life insurance	2,402	2,308

Total Assets	$27,422	$26,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$682	$1,274
Accrued expenses:
Payroll and related taxes	1,264	1,528
Insurance	2,097	2,127
Interest	1,272	1,070
Advertising	235	401
Other	1,605	1,585
Income taxes payable	2,121	1,505

Total Current Liabilities	9,276	9,490

Deferred management compensation	3,165	3,160
Long-term debt and obligations, net of current portion	1,683	1,683
Commitments and contingencies	—	—
Shareholders' Equity:
Capital stock $1 par—shares authorized 12,000,000; 4,803,000 issued and 4,359,000 outstanding	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	4,847	3,335
Treasury stock	(3,108)	(3,108)

Total Shareholders' Equity	13,298	11,786

Total Liabilities and Shareholders' Equity	$27,422	$26,119

The accompanying Notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2001	2000	2001	2000
Net sales	$13,743	$14,788	$28,550	$30,324
Cost of sales	10,718	11,315	21,284	22,499

Gross profit	3,025	3,473	7,266	7,825
Selling, general & administrative expense	3,834	3,661	7,784	7,467

Operating income (loss)	(809)	(188)	(518)	358
Gain on sales of real properties	733	45	3,140	231
Interest expense, net	(81)	(115)	(185)	(220)
Other expense	—	(68)	—	(68)

Income (loss) before income taxes	(157)	(326)	2,437	301
Provision (benefit) for income taxes	(60)	(9)	925	12

Net income (loss)	$(97)	$(317)	$1,512	$289

Basic earnings (loss) per share	$(0.02)	$(0.07)	$0.35	$0.07

Diluted earnings (loss) per share	$(0.02)	$(0.07)	$0.35	$0.07

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended October 31,
	2001	2000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,312)	$1,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(448)	(853)
Proceeds from disposals of property and equipment	4,307	623

Net cash provided by (used in) investing activities	3,859	(230)

NET CASH USED IN FINANCING ACTIVITIES—
Principal payments on long-term debt and obligations	—	(83)

Net Increase In Cash And Cash Equivalents	2,547	1,445
Cash and cash equivalents, at beginning of the period	706	602

Cash and cash equivalents, at end of the period	$3,253	$2,047

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid (refunded)	$309	$(284)
Interest paid	6	32

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

    Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

    Inventories consist of the following:

	Unaudited October 31, 2001	April 30, 2001
Paint and related supplies	$2,098	$1,912
Raw materials	621	592
LIFO reserve	(533)	(533)

Total inventories	$2,186	$1,971

NOTE 3. INCOME TAXES

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845 and the IRS is also seeking penalties and interest on the amount of the refund. The Company is protesting the IRS's position. The potential amount of the disallowance, including all of the interest though October 31, 2001 (but excluding any penalties) relating to the disallowance, is accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position, or any portion thereof, with the IRS, the net operating loss carryforward would be available to offset federal income taxes in certain prior and future years.

NOTE 4. LETTER OF CREDIT FACILITY

    The Company has an agreement with a bank to finance a letter of credit facility under which the bank has issued $2,370 in standby letters of credit at October 31, 2001. This facility is secured by $1,185 in certificates of deposit and the personal assets of the Company.

NOTE 5. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company's defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the number of claims made, or any of them, are indemnifiable under the applicable policy. The policy has an aggregate limit of liability of $3,000, all of which is currently available.

    The Company is involved in certain other legal proceedings and claims which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these matters should not materially affect the Company's operations and/or financial position.

NOTE 6. EARNINGS PER SHARE

    The weighted average number of shares used to calculate basic and diluted earnings per share was 4,359 for each of the periods ended October 31, 2001 and 2000. All options to purchase shares were not included in the computation of diluted earnings per share, in each of the fiscal 2002 and 2001 periods presented, because such options were considered anti-dilutive.

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

    During the fourth quarter of the year ended April 30, 2001, the Company recorded restructuring charges totaling $645 for the planned closure of 25 retail shops during the year ending April 30, 2002, including exit costs (shop closure costs and early termination of leases) totaling $288. During the six months ended October 31, 2001, $84 of the exit costs were utilized, leaving $204 remaining for shops yet to be closed. Net sales generated by these 25 retail shops were $2,532 and $3,557 for the six months ended October 31, 2001 and 2000, with net operating income of $16 and $174, respectively.

    Under the plan, the Company will close 5 additional shops during the six months ended October 31, 2002 and management does not believe the related exit costs will be significant.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provision of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). SFAS 144 also resolves significant implementation issues related to Statement 121. The Company plans to adopt this statement effective May 1, 2002. The Company is currently reviewing this standard to determine the impact on its results of operations and financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands)

QUARTER ENDED OCTOBER 31, 2001 ("SECOND QUARTER OF FISCAL 2002") COMPARED TO THE QUARTER ENDED OCTOBER 31, 2000 ("SECOND QUARTER OF FISCAL 2001")

    Net sales for the Second Quarter of Fiscal 2002 decreased by $1,045, or 7.1%, compared to the Second Quarter of Fiscal 2001. This was primarily due to the decrease in same shop (shops open one year or more) sales of $291, or 2.2%, and the loss of sales from 27 fewer shops (28 closed and 1 opened) since the Second Quarter of Fiscal 2001 ($1,034), partially offset by increased sales from the Company's fleet and truck centers and commercial coatings business ($280). Twenty-five of the shops closed were pursuant to the planned restructuring of the Company's retail paint and body business and three shops were closed in the ordinary course of business prior to the formal approval of the restructuring plan.

    The gross profit margin percentage of net sales decreased to 22.0% for the Second Quarter of Fiscal 2002 compared with 23.5% for the Second Quarter of Fiscal 2001. The decrease was due to the adverse effect of the reduction in sales and higher insurance costs.

    Selling, general and administrative expenses increased by $173 in absolute dollars in the Second Quarter of Fiscal 2002 from the Second Quarter of Fiscal 2001, and increased as a percentage of net sales to 27.9% from 24.8%. This is primarily due to increased expenses to enhance the sales and marketing infrastructure for the fleet and truck centers and for insurance and legal requirements, offset somewhat by administrative cost reductions in other areas of the Company.

    During the Second Quarter of Fiscal 2002, the Company, pursuant to the restructuring plan, sold four parcels of real estate for a net gain of $733. During the Second Quarter of Fiscal 2001, the Company sold one parcel of real estate for a net gain of $45. Net interest expense was $81 in the Second Quarter of Fiscal 2002 as compared to $115 in the Second Quarter of Fiscal 2001, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans. In the Second Quarter of Fiscal 2001, the Company wrote off $68 in un-utilizable factory MIS equipment.

    The Company provided for federal and state income tax benefit in the Second Quarter of Fiscal 2002 at an effective rate of 38.2%. No federal income tax benefit was recognized by the Company for its operating loss in the Second Quarter of Fiscal 2001. Due to income allocation and state income tax laws, only part of the Company's loss in the Second Quarter of Fiscal 2001 recognized a benefit for state income tax purposes.

SIX MONTHS ENDED OCTOBER 31, 2001 ("FIRST SIX MONTHS OF FISCAL 2002") COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2000 ("FIRST SIX MONTHS OF FISCAL 2001" OR "PRIOR YEAR PERIOD")

    Net sales for the First Six Months of Fiscal 2002 decreased by $1,774, or 5.9%, compared to the First Six Months of Fiscal 2001. This was primarily due to the decrease in same shop (shops open one year or more) sales of $590, or 2.1%, and the loss of sales from a net 27 shops closed since the First Six Months of Fiscal 2001 ($1,780), partially offset by increased sales from the Company's fleet and truck centers and commercial coatings business ($596).

    The gross profit margin percentage decreased slightly to 25.5% for the First Six Months of Fiscal 2002 from 25.8% during the First Six Months of Fiscal 2001.

    Selling, general and administrative expenses increased by $317 in absolute dollars in the First Six Months of Fiscal 2002 from the Prior Year Period, and increased as a percentage of net sales to 27.3% from 24.6%. This is primarily due to increased expenses to enhance the sales and marketing infrastructure for the fleet and truck centers and for insurance and legal requirements, offset somewhat by administrative cost reductions in other areas of the Company.

    During the First Six Months of Fiscal 2002, pursuant to the restructuring plan, the Company sold nine parcels of real estate and its corporate office building for a net gain of $1,361 and $1,779, respectively. The Company moved into its leased corporate offices in Sherman Oaks, California on October 8, 2001. The net gain on the sale of three parcels of real estate in the First Six Months of Fiscal 2001 was $231. Net interest expense was $185 in the First Six Months of Fiscal 2002, as compared to $220 in the First Six Months of Fiscal 2001, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans. In the First Six Months of Fiscal 2001, the Company wrote-of $68 in un-utilizable factory MIS equipment.

    The Company provided for federal and state taxes at an effective rate of 38% in the First Six Months of Fiscal 2002. The Company provided $12 in state taxes during the First Six Months of Fiscal 2001.

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

    As of October 31, 2002, the Company had current assets of $9,226 and current liabilities of $9,276 for a net working capital deficit of $50. During the First Six Months of Fiscal 2002, net cash used in operating activities was $1,312, compared with $1,758 net cash provided in the First Six Months of Fiscal 2001, and capitalized expenditures were $448. The Company expects that future cash flow from operations will be enhanced by these capital additions.

    The Company's long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. During the First Six Months of Fiscal 2002, the Company opened one additional large (25,000 square feet) fleet and truck center and plans to perform various capital improvements for an estimated annual cost of approximately $1,000.

    In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845 and the IRS is also seeking penalties and interest on the amount of the refund. The Company is protesting the IRS's position. The potential amount of the disallowance, including all of the interest though October 31, 2001 (but excluding any penalties) relating to the disallowance, is accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position, or any portion thereof, with the IRS, the net operating loss carryforward would be available to offset federal income taxes in certain prior and future years.

    As of October 31, 2001, the Company owned 51 parcels of unencumbered real estate, including the Company's paint factory, which could be either sold or used as security to obtain additional financing. Pursuant to the restructuring plan of its retail paint and body business, the Company intends to close at least sixeteen more shops over the next two fiscal years. Six of these shops are located on parcels of real estate owned by the Company which are intended to be sold. The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to met its cash needs for the foreseeable future.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provision of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). SFAS 144 also resolves significant implementation issues related to Statement 121. The Company plans to adopt this statement effective May 1, 2002. The Company is currently reviewing this standard to determine the impact on its results of operations and financial position.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (b)
  The Registrant was not required to file a Current Report on Form 8-K during the quarter ended October 31, 2001.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARL SCHEIB, INC. Registrant
December 13, 2001 Dated	/s/ CHRISTIAN K. BEMENT Christian K. Bement President and Chief Executive Officer
December 13, 2001 Dated	/s/ CHARLES E. BARRANTES Charles E. Barrantes Vice President and Chief Financial Officer

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