Form 10-Q
period 2002-01-31
SCHEIB EARL INC
filed 2002-03-14
CIK 87196

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

        As of March 8, 2002, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,367,682 shares outstanding.

This report contains a total of 10 pages.

PART I—FINANCIAL INFORMATION

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 31, 2002	April 30, 2001
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,971	$706
Certificates of deposit (restricted)	963	—
Accounts receivable, less allowances of $97 at January 31, 2002 and $62 at April 30, 2001	575	319
Inventories	2,338	1,971
Prepaid expenses and other current assets	2,055	2,164
Deferred income taxes	1,112	1,112

Total Current Assets	9,014	6,272

Property, plant and equipment, net	13,094	15,782
Deferred income taxes	1,757	1,757
Other, primarily cash surrender value of life insurance	2,442	2,308

Total Assets	$26,307	$26,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,550	$1,274
Accrued expenses:
Payroll and related taxes	1,288	1,528
Insurance	1,803	2,127
Interest	1,381	1,070
Advertising	73	401
Other	1,368	1,585
Income taxes payable	1,453	1,505

Total Current Liabilities	8,916	9,490

Deferred management compensation	3,175	3,160
Long-term debt and obligations, net of current portion	1,683	1,683
Commitments and contingencies	—	—
Shareholders' Equity:
Capital stock $1 par—shares authorized 12,000,000; 4,803,000 issued and 4,368,000 outstanding	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	4,020	3,335
Treasury stock	(3,046)	(3,108)

Total Shareholders' Equity	12,533	11,786

Total Liabilities and Shareholders' Equity	$26,307	$26,119

The accompanying Notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
Net sales	$10,202	$10,359	$38,752	$40,683
Cost of sales	9,031	9,572	30,315	32,071

Gross profit	1,171	787	8,437	8,612
Selling, general & administrative expense	2,742	3,018	10,526	10,485

Operating income (loss)	(1,571)	(2,231)	(2,089)	(1,873)
Gain on sales of real properties	486	2	3,626	233
Interest expense, net	(103)	(87)	(288)	(307)
Other expense	(65)	—	(65)	(68)

Income (loss) before income taxes	(1,253)	(2,316)	1,184	(2,015)
Provision (benefit) for income taxes	(475)	—	450	12

Net income (loss)	$(778)	$(2,316)	$734	$(2,027)

Basic earnings (loss) per share	$(0.18)	$(0.53)	$0.17	$(0.47)

Diluted earnings (loss) per share	$(0.18)	$(0.53)	$0.17	$(0.47)

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended January 31,
	2002	2001
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,523)	$(336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certificates of deposit	(963)	—
Capital expenditures	(525)	(1,012)
Proceeds from disposals of property and equipment	5,276	752

Net cash provided by (used in) investing activities	3,788	(260)

NET CASH USED IN FINANCING ACTIVITIES:
Proceeds from bank loan	—	500
Principal payments on long-term debt and obligations	—	(111)

Net cash provided by (used in) financing activities	—	389

Net Increase In Cash And Cash Equivalents	1,265	(207)
Cash and cash equivalents, at beginning of the period	706	602

Cash and cash equivalents, at end of the period	$1,971	$395

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid (refunded)	$502	$(276)
Interest paid	6	36

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

        Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

        Inventories consist of the following:

	January 31, 2002	April 30, 2001
	Unaudited
Paint and related supplies	$2,097	$1,912
Raw materials	779	592
LIFO reserve	(538)	(533)

Total inventories	$2,338	$1,971

NOTE 3. INCOME TAXES

        In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845 and the IRS is also seeking penalties and interest on the amount of the refund. The Company is protesting the IRS's position. The potential amount of the disallowance, including all of the interest though January 31, 2002 (but excluding any penalties) relating to the disallowance, is accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position, or any portion thereof, with the IRS, the net operating loss carryforward would be available to offset federal income taxes in certain prior and future years, but a payment to the IRS will be required at the time of settlement depending on the amount of the disallowable portion and interest thereon.

NOTE 4. LETTER OF CREDIT FACILITY

        The Company has an agreement with a bank to finance a letter of credit facility under which the bank has issued $1,925 in standby letters of credit at January 31, 2002. The agreement requires that 50% of the issued standby letters of credit be secured by certificates of deposit at the bank ($963 at January 31, 2002) and that the facility be additionally secured by the personal assets of the Company.

NOTE 5. COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the "Individual Defendants"). The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company's defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the number of claims made, or any of them, are indemnifiable under the applicable policy. The policy has an aggregate limit of liability of $3,000, all of which is currently available for this claim. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. The plaintiff has elected not to amend further and, accordingly, a final judgment dismissing all claims against the Individual Defendants is expected in the near future.

        The Company is involved in certain other legal proceedings and claims which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these matters should not materially affect the Company's operations and/or financial position.

NOTE 6. EARNINGS PER SHARE

        The weighted average number of shares used to calculate both basic and diluted loss per share was 4,366 and 4,359 for the quarter ended January 31, 2002 and 2001, respectively. Options to purchase 848 and 1,000 shares at January 31, 2002 and 2001, respectively, were not included in the calculation of diluted loss per share for the three-month periods because the effect would be antidilutive. The weighted average number of shares used to calculate basic earnings (loss) per share was 4,361 and 4,359 for the nine months ended January 31, 2002 and 2001, respectively. The weighted average number of shares used to calculate diluted earnings (loss) per share was 4,363 and 4,359 for the nine months ended January 31, 2002 and 2001, respectively. Options to purchase 838 and 1,000 shares at January 31, 2002 and 2001, respectively, were not included in the calculation of diluted earnings (loss) per share for the nine-month periods because the effect would be antidilutive.

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

        During the fourth quarter of the year ended April 30, 2001, the Company recorded restructuring charges totaling $645 for the planned closure of 25 retail shops during the year ending April 30, 2002, including exit costs (shop closure costs and early termination of leases) totaling $288. During the nine months ended January 31, 2002, $131 of these exit costs were utilized and $89 were adjusted to the benefit of operating results, leaving $68 remaining at January 31, 2002. Net sales generated by these 25 retail shops were $2,826 and $4,597 for the nine months ended January 31, 2002 and 2001, with operating income (loss) of $16 and $(97), respectively.

        During the quarter ended January 31, 2002, the Company recorded restructuring charges totaling $108 for the planned closure of seven retail shops during the year ended April 30, 2003, including exit costs of $35. Net sales generated by these seven retail shops were $1,318 and $1,322 for the nine months ended January 31, 2002 and 2001, with operating income of $8 and $8, respectively.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provision of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). SFAS 144 also resolves significant implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company plans to adopt this statement effective May 1, 2002. The Company is currently reviewing this standard to determine the impact on its results of operations and financial position.

NOTE 9. ISSUANCE OF RESTRICTED STOCK TO DIRECTORS

        During the quarter ended January 31, 2002, the Company issued 9,000 shares of its capital stock to four of the outside members of the Board of Directors in lieu of a portion of their cash compensation for their service on the Board. The shares were issued from treasury stock held by the Company and are "restricted securities" as defined by the rules of the Securities and Exchange Commission. The aggregate fair market value of these shares at the date of issuance of $14 (or $1.60 per share) has been recorded as compensation expense and the excess of the Company's acquired cost over this fair market value, or $49, was charged directly to retained earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollars in thousands)

QUARTER ENDED JANUARY 31, 2002 ("THIRD QUARTER OF FISCAL 2002") COMPARED TO THE QUARTER ENDED JANUARY 31, 2001 ("THIRD QUARTER OF FISCAL 2001")

        Net sales for the Third Quarter of Fiscal 2002 decreased by $157, or 1.5%, compared to the Third Quarter of Fiscal 2001. This was primarily due to the loss of sales from 26 less retail shops since the Third Quarter of Fiscal 2001 ($1,069), substantially offset by increased same shop (shops open one year or more) sales of $685, or 7.7%, and increased sales of $227 from the Company's fleet and truck centers and commercial coatings business. The 26 retail shops were closed pursuant to the planned restructuring of the Company's retail paint and body business and three shops were closed in the ordinary course of business prior to the formal approval of the restructuring plan.

        The gross profit margin percentage of net sales increased to 11.5% for the Third Quarter of Fiscal 2002 compared with 7.6% for the Third Quarter of Fiscal 2001. The improved gross margin percentage was primarily due to reduced labor and facility costs (including depreciation), offset somewhat by higher insurance requirements.

        Selling, general and administrative expenses decreased by $276 in absolute dollars, and as a percentage of net sales from 29.1% to 26.9%, during the Third Quarter of Fiscal 2002 from the Third Quarter of Fiscal 2001. This is primarily due to overall administrative cost reductions, offset partially by the additional rent for the leased corporate offices.

        During the Third Quarter of Fiscal 2002, the Company, pursuant to the restructuring plan, sold three parcels of real estate for a net gain of $486. Net interest expense was $103 in the Third Quarter of Fiscal 2002 as compared to $87 in the Third Quarter of Fiscal 2001, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans. In the Third Quarter of Fiscal 2002, the Company disposed of $65 in fixed assets from closed retail shops.

        The Company recognized a federal and state income tax benefit in the Third Quarter of Fiscal 2002 at an effective rate of 37.9%. The Company did not recognize any federal or state income tax benefit for its operating loss in the Third Quarter of Fiscal 2001.

NINE MONTHS ENDED JANUARY 31, 2002 ("FIRST NINE MONTHS OF FISCAL 2002") COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2001 ("FIRST NINE MONTHS OF FISCAL 2001" OR "PRIOR YEAR PERIOD")

        Net sales for the First Nine Months of Fiscal 2002 decreased by $1,931, or 4.7%, compared to the First Nine Months of Fiscal 2001. This was primarily due to the loss of sales from the 26 retail shops closed since the First Nine Months of Fiscal 2001 ($2,849), partially offset by increased same shop (shops open one year or more) sales of $95, or 0.3%, and increased sales of $823 from the Company's fleet and truck centers and commercial coatings business.

        The gross profit margin percentage of net sales increased to 21.8% for the Third Quarter of Fiscal 2002 compared with 21.2% for the Third Quarter of Fiscal 2001. The improved gross margin percentage was primarily due to reduced labor and facility costs (including depreciation), substantially offset by higher insurance requirements.

        Selling, general and administrative expenses increased by $41 in absolute dollars in the First Nine Months of Fiscal 2002 from the Prior Year Period, and increased as a percentage of net sales to 27.2%

from 25.8%. This is primarily due to higher insurance and legal requirements by $493 and increased rent for the leased corporate offices, substantially offset by administrative cost reductions in other areas of the Company.

        During the First Nine Months of Fiscal 2002, pursuant to the restructuring plan, the Company sold 12 parcels of real estate and its corporate office building for a net gain of $1,847 and $1,779, respectively. The Company moved into its leased corporate offices in Sherman Oaks, California on October 8, 2001. The net gain on the sale of five parcels of real estate in the First Nine Months of Fiscal 2001 was $233. Net interest expense was $288 in the First Six Months of Fiscal 2002, as compared to $307 in the First Nine Months of Fiscal 2001, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans. In the First Nine Months of Fiscal 2002 and Fiscal 2001, the Company disposed of $65 in fixed assets from closed retail shops and wrote-off $68 in un-utilizable factory MIS equipment, respectively.

        The Company provided for federal and state taxes at an effective rate of 38% in the First Nine Months of Fiscal 2002. The Company did not recognize any federal or state income tax benefit for its operating loss in the Prior Year Period.    Due to income allocation and state income tax laws, the Company provided $12 in state taxes during the First Six Months of Fiscal 2001.

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

        As of January 31, 2002, the Company had current assets of $9,014 and current liabilities of $8,916 for a net working capital of $98. During the First Nine Months of Fiscal 2002, net cash used in operating activities was $2,523, compared with $336 net cash used in the First Nine Months of Fiscal 2001, and capitalized expenditures were $525. The Company expects that future cash flow from operations will be enhanced by these capital additions.

        The Company's long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. During the First Nine Months of Fiscal 2002, the Company opened one additional large (25,000 square feet) fleet and truck center and plans to perform various capital improvements for an estimated annual cost of less than $1,000.

        In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845 and the IRS is also seeking penalties and interest on the amount of the refund. The Company is protesting the IRS's position. The potential amount of the disallowance, including all of the interest though January 31, 2002 (but excluding any penalties) relating to the disallowance, is accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position, or any portion thereof, with the IRS, the net operating loss carryforward would be available to offset federal income taxes in certain prior and future years, but a payment to the IRS will be required at the time of settlement depending on the amount of the disallowable portion and interest thereon.

        As of January 31, 2002, the Company owned 50 parcels of unencumbered real estate, including the Company's paint factory, which could be either sold or used as security to obtain additional financing. Pursuant to the restructuring plan of its retail paint and body business, the Company intends to close at least eighteen more shops over the next two years. Three of these shops are located on parcels of real estate owned by the Company that are intended to be sold. The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to met its cash needs for the foreseeable future.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provision of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as previously defined in that Opinion). SFAS 144 also resolves significant implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company plans to adopt this statement effective May 1, 2002. The Company is currently reviewing this standard to determine the impact on its results of operations and financial position.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"

        Certain written and oral statements made by the Company may be "forward looking statements" as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words "believe," "expect," "hope," "intend," "estimate," "anticipate," "plan," "will," "project," and similar expressions identify forward-looking statements which generally are not historical in nature. All statements that address operating performance, events, developments or strategies that the Company expects or anticipates in the future are forward-looking statements.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (b)
  The Registrant filed a Current Report on Form 8-K on November 5, 2001, reporting a change in the address and telephone number of its principal executive offices.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARL SCHEIB, INC. Registrant
March 14, 2002 Dated	/s/ CHRISTIAN K. BEMENT Christian K. Bement President and Chief Executive Officer
March 14, 2002 Dated	/s/ CHARLES E. BARRANTES Charles E. Barrantes Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
EARL SCHEIB, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
EARL SCHEIB, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share data) (Unaudited)
EARL SCHEIB, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
EARL SCHEIB, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K