Form 10-K
period 2002-04-30
SCHEIB EARL INC
filed 2002-07-26
CIK 87196

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

For the fiscal year ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                              to

Commission file number 1-4822

EARL SCHEIB, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1759002 (I.R.S. Employer Identification No.)
15206 Ventura Boulevard, Suite 200 Sherman Oaks, California (Address of principal executive offices)	91403 (Zip Code)

Registrant's telephone number, including area code:    (818) 981-9992
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Capital Stock, $1.00 Par Value	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /x/

        As of July 5, 2002 the Registrant had 4,367,682 shares of its Capital Stock, $1.00 par value, issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant was $13,103,046 (approximately based upon the closing price of the Capital Stock on the American Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended April 30, 2002 are incorporated into Part II by reference.

        Portions of the Registrant's Proxy Statement dated July 26, 2002 for use at the Registrant's Annual Meeting of Shareholders are incorporated into Part III by reference.

PART I

ITEM 1. Business

General

        Earl Scheib, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company") is celebrating 65 years in the automobile paint and repair business as the successor to a business founded as a sole proprietorship by Earl A. Scheib in 1937. The Company's principal executive offices are located at 15206 Ventura Boulevard, Suite 200, Sherman Oaks, California, 91403. The Company maintains personnel, systems, advertising, legal, real estate and accounting functions at its principal executive offices. See ITEM 2. "Properties."

        The Company operates in the automobile paint and repair industry. At April 30, 2002, the Company operated a chain of retail automobile production paint and body shops which specialize in affordably priced repainting of automobiles and performing body repairs other than major collision repair, frame straightening (in most instances) or axle work, and two large industrial painting and collision centers dedicated to paint and repair of large fleet vehicles and other over-sized equipment (see "Fleet Service"). The Company also offers the replacement of certain car body parts using new, used and after-market parts, glass replacement as well as factory style pinstriping, molding and vinyl top replacement. The majority of the Company's sales are paid by either cash or credit cards with the exception of the Company's fleet and trade sales which may be made upon credit terms.

        The Company's retail shops operate under the name of the New Earl Scheib Paint and Body Shop. The industrial facilities operate under the name Quality Fleet & Truck Centers. The Company's shops are currently located in over 100 cities throughout the United States with 57 shops and two Fleet Centers in California.

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

        During the fiscal year ended April 30, 1998 ("fiscal 1998"), the Company opened 12 new shops. New shops included installation of state of the industry cross-draft or semi-downdraft paint booths with combination fully enclosed dryers, the separation of the production process into three distinct areas, vehicle preparation, masking and detail to further improve quality; and the installation of exterior graphics to emphasize the Company's core business and attractive prices.

        During fiscal 1998, the Company implemented an extensive Division Manager training program. This program is designed to attract and train individuals from both inside and outside the industry for eventual promotion to a Division Manager position. The program is considered a "fast track" program which involves a 4 to 12 month training program.

        During the fiscal year ended April 30, 1999 ("fiscal 1999"), the Company continued its expansion and began operations in 19 new shops. These shops were located in California, Arizona, Texas, Indiana, Illinois, Virginia, Washington and Michigan. All of these new shops provide the Company with greater penetration into these existing markets. The Company had hoped to improve the Company's overall performance in these areas.

        During the fiscal year ended April 30, 2000 ("fiscal 2000"), the Company opened 8 new shops and closed 12 shops. During fiscal 2000, the Company began to evaluate certain of its shops which were located in single markets and shops which were under-performing and which did not possess suitable sales growth potential for possible closure. Furthermore, in fiscal 2000, the Company decided to end its three-year retail expansion and focus future expansion on the larger fleet centers discussed under the heading "Fleet Service."

        During the fiscal year ended April 30, 2001 ("fiscal 2001"), the Company continued to evaluate its shop operations. As a result, the Company closed 12 shops and opened one shop. Additionally, in the fourth quarter of fiscal 2001, the Company's Board of Directors approved a restructuring plan (the "Plan") which will result in the eventual closing of over 40 shops over the subsequent three fiscal years, generally as lease obligations expire. The Company hopes that by exiting certain markets where operations have suffered and where seasonal weather adversely impacts operating results and growth opportunities, and concentrating its efforts in historically profitable areas, it should improve its performance. Primarily, as a result of this Plan, the Company's fiscal 2001 results included restructuring and impairment of fixed assets charges totaling $1,887,000. As a result of the reliance on estimates and potential changing conditions for shop closures after one year and as mandated by certain accounting rules, the Company believes that further Plan related charges against its financial results are possible during future fiscal years in which the shops actually close.

        In the fiscal year ended April 30, 2002 ("fiscal 2002"), the Company began implementing the Plan. Pursuant to the Plan, the Company closed 27 shops which includes six shops where the Company negotiated early terminations to longer term leases. The Company owned the real estate under 14 of the closed shops and generated net proceeds of $4,037,000 from the sale of real estate assets.

Services

        The Company currently offers primarily three paint packages which range in price based upon the color of the paint, number of coats of paint applied, additional services and length of warranty provided in each package. Customers may also purchase options to the paint packages such as UV Supergloss, Pearlescent paint colors and Euroclear® clear coat for an additional cost.

        The Company paints vehicles on a production line basis. The vehicle is sanded to prepare the surface for paint adhesion. Removal of scratches, chips, rust and peeling also occurs at this time for an extra charge. The vehicle is then air-blown using a high pressured air hose to remove excess dust. The exposed chrome and glass areas are masked and the vehicle is spray painted in a dust-free, enclosed fully filtered and sprinklered spray booth. The vehicle is then dried in either a semi-enclosed or fully enclosed Infrared Quartz Finish Drying System. This drying process dries the paint by quartz infrared waves increasing the metal temperature just enough to heat the paint such that the paint on the vehicle dries from the inside to the outside. The quartz heat tubes utilize high intensity electromagnetic waves to heat the metal and are controlled by infrared sensors and computer aided temperature controls. Finally, the vehicle is detailed, which involves removing the masking paper and tape, removing overspray and reinstalling any accessories removed during the painting process.

        In connection with its painting operations, the Company also performs, for an additional cost, body repair work as well as extra sanding and preparation mentioned above. All bodywork performed is incidental to the painting process. Body work accounted for approximately 22% of the Company's sales during fiscal 2002, 22% in fiscal 2001 and 20% in fiscal 2000.

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

Commercial Coatings

        During fiscal 2000, the Company, through its wholly owned subsidiary, Precision Coatings, Inc. ("PCI") established the foundation for the commercial sales of Company-manufactured industrial coatings. The Company believes that it can leverage the extra capacity at its manufacturing facility by manufacturing and selling coating systems, similar to the paints it currently produces for its retail automotive needs, to small to mid-sized original equipment manufacturers. The Company also believes with its competitive pricing that eventually it will be able to compete effectively with existing manufacturers in this niche market.

        PCI, in fiscal 2001, finalized the product line and began marketing and selling its products. PCI recorded sales of $383,000 in fiscal 2002 and $170,000 in fiscal 2001. While the Company is disappointed with the performance of PCI, to date, and it appears that entry into the commercial coatings business may be slower than it had expected, the Company remains hopeful that it will be able to improve PCI's performance. In that regard, the Company, during fiscal 2002, decided to narrow PCI's target markets to those near its manufacturing and distribution facility in Springfield, Missouri. The Company hopes that its ability to service such regional customers, while reducing PCI's costs, will enable PCI to establish a strong foundation from which it may grow over time.

Fleet Service

        The Company generates fleet sales primarily from two separate sources. Local shop managers and Division Managers, may, from time to time, market the Company's services to fleet accounts. These accounts range from smaller neighborhood businesses to large municipal, state, federal and national accounts. These accounts are generally serviced by the Company's retail shops.

        The Company's second source of fleet sales is through the Company's "Quality Fleet and Truck Centers" division ("QFTC"). QFTC locations are large, approximately 17,000 - 25,000 square feet, industrial facilities dedicated to painting and collision repair work for large fleets and oversized vehicles, and "rolling" equipment, such as trucks, cabs, trailers, buses, recreational vehicles and airport equipment. The first center, located near downtown Los Angeles, opened at the end of the first quarter of fiscal 2001 and recorded sales of $708,000 in fiscal 2001 which resulted in an operating loss of $426,000. The Company opened its second center in Southern California, near Gardena, in July, 2001.

        During fiscal 2002, the QFTC locations recorded sales of $1,669,000 and incurred an operating loss of $959,000.

        QFTC locations employ sales people whose function is to land fleet accounts in the target markets described above. Unsatisfied with QFTC's performance, the Company in fiscal 2002 retained the services of a consulting firm which helped revise QFTC's previous marketing strategy. As a result, the Company in May 2002 scaled back the operations in the Los Angeles, California QFTC location. The Company hopes by implementing the revised marketing strategy at the Gardena, California location (which has better physical capacity) it will be able to test its success more efficiently. The Company hopes that the implementation will prove successful which would enable the Company to grow the QFTC concept.

        Total Company-wide fleet sales were $3,972,000 in fiscal 2002 as compared to $3,200,000 in fiscal 2001 and $1,987,000 in fiscal 2000.

Raw Materials

        Most of the raw materials used by the Company in manufacturing its paint, including silicones, resins and pigments, are available from a number of sources. A majority of such raw materials are provided to the Company by a variety of wholesale chemical companies, including DuPont, Sherwin-Williams and Akzo-Nobel. The Company has not encountered any major difficulty in obtaining adequate supplies of its major raw materials and does not expect to encounter any such difficulty in the foreseeable future.

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

Trademarks

        The Company's success is dependent upon, among other things, its name. The Company relies primarily on a combination of the protections provided in applicable copyright, trademark and trade secret laws. The Company owns various trademarks but believes that Earl Scheib®, Europaint®, and Euroclear®are material to the business of the Company.

Research and Development

        The Company is engaged in certain research and development to continue to improve its existing paint products, update product lines, change formulations in order to comply with changing environmental regulations, and develop new products which can be introduced to the shops without significant cost or training such as the Europaint® and Euroclear®, UV Supergloss and new colors. The Company constantly reviews new products and techniques developed by its suppliers and others in its and related industries for their applicability to the Company's operations. Although the Company's research and development costs are increasing to accomplish these objectives, such expenditures during the three years ended April 30, 2002 were not a significant percentage of sales.

Compliance With Environmental Regulations

        The Company's automobile painting and paint manufacturing operations are subject to federal, state and local environmental regulations in many of the areas in which it operates. The Company believes its operations substantially comply with existing regulations in those geographic areas in which it now operates. The Company, since it manufactures its own products, has the ability to modify and/or develop paint and paint related product formulations to reasonably ensure continued compliance with new and changing environmental regulations. In addition, since the Company primarily paints vehicles in its own colors, there is generally little waste product produced.

Employees

        At April 30, 2002, the Company employed approximately 924 employees, of which 253 were sales, administrative, management or executive personnel and 671 were production personnel. Production employees are represented by the International Brotherhood of Teamsters under a collective bargaining agreement which extends through September 15, 2005. None of the Company's executive, administrative, shop management or clerical personnel are represented by a union. Management believes its employee relations are good.

ITEM 2. Properties

        The Company owns the land and buildings occupied by 45 of the Company's operating shops as of April 30, 2002. The remaining 89 of the Company's 134 shops, at April 30, 2002, are leased from outside third parties. The 132 retail shops and two fleet centers are located in over 100 cities in 24 states and the District of Columbia. In fiscal 2002, the Company began operations in one fleet center and ceased operations in 27 shops.

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

        The Company historically secured sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites that may be owned by the Company or sold and leased back by the Company under sale-and-leaseback arrangements. In many cases, the Company was able to lease or sublease existing buildings that have been previously used for other purposes, such as automobile repair shops or retail establishments. These sites must be suitable for the Company's needs, at a lease rate that is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new shops, the Company generally makes capital investments and incurs expenditures (excluding expenditures to purchase land, buildings or leasehold interest) of approximately $175,000. These costs consist of construction of improvements, paint and supply inventories, fixtures, equipment, signs and pre-opening expense. The Company does not intend to open any new retail locations during the fiscal year ending April 30, 2003, but may open replacement shops for existing shops that may close as a result of expired leases. In connection with the opening of a QFTC location, the Company expects expenses and capital investments (excluding expenditures to purchase land, buildings or leasehold interest) to be approximately $300,000 to $400,000. These costs consist of construction of improvements, paint and supply inventories, fixtures, equipment, signs and pre-opening expense. The Company primarily secures sites for its QFTC operation using the same methods as described above.

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

        As of April 30, 2002, the Company had parcels of real estate for sale. The property had a net book value at April 30, 2002 of approximately $30,000, which is shown in the financial statements as Property held for sale.

        The Company owns a manufacturing and warehousing facility in Springfield, Missouri. The Company manufactures and warehouses paint and related products and warehouses other necessary supplies used by the shops in this facility until needed by the Company's shops. This facility occupies approximately 30,600 square feet.

        In July 2001, the Company sold the real estate under its Corporate headquarters for net proceeds of $1,913,000. The Company currently occupies Corporate offices in Sherman Oaks, California under a 10-year lease.

        The Company believes its operating properties are in good operating condition.

ITEM 3. Legal Proceedings

        The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the "Individual Defendants"). The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company's defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy. The policy has an aggregate limit of liability of $3,000,000 all of which is available for this claim. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002. On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is completed.

        The Company is involved in certain legal proceedings and claims arising in the ordinary course of its business. Management believes that the final disposition of such matters should not have a material adverse effect on the Company's operations and/or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Company

        The executive officers of the Company, their ages and their positions are set forth below.

Name	Age	Position
Christian K. Bement	60	Director, President and Chief Executive Officer
Charles E. Barrantes	50	Vice President and Chief Financial Officer
David I. Sunkin	35	Vice President and General Counsel, Secretary
James E. Smith	54	Vice President—Shop Operations
John K. Minnihan	65	Vice President—Finance
Richard A. Lange	59	Vice President—Chief Operating Officer

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

        Mr. Barrantes became Vice President and Chief Financial Officer of the Company in August 1999. From July 1998 through July 1999, he was Vice President, Chief Financial Officer and Secretary of Medical Device Alliance Inc., a medical devices company. Prior to that, Mr. Barrantes was Vice President and Chief Financial Officer in 1997 for Whittaker Corporation, a NYSE-listed diversified company involved in the aerospace, defense electronics and global networking industries; and Executive Vice President, Chief Financial Officer and Secretary of Thompson PBE, Inc., a NASDAQ-traded company that distributed paint and related supplies to the collision repair industry, from March 1996 through April 1997.

        Mr. Sunkin has served as Vice President and General Counsel and Secretary since November 1995. Mr. Sunkin also supervises the Company's Real Estate Department and the Company's Risk Management Department and handles various strategic matters for the Company. Prior to that, Mr. Sunkin was an Associate in the Business Practices Group of the law firm Buchalter, Nemer, Fields & Younger, P.C.

        Mr. Smith has served as Vice President—Shop Operations since December 1995. Prior to that and for more than five years, Mr. Smith served the Company in various operational capacities.

        Mr. Minnihan has served as Vice President—Finance since April, 1996. Prior to that and for more than 10 years, Mr. Minnihan served as the Company's Chief Financial Officer.

        Mr. Lange became Vice President—Chief Operating Officer in December 2001. Prior to that and for more than 5 years, Mr. Lange was Senior Vice President of Penske Auto Centers.

PART II

        The Company's Annual Report to Shareholders for the year ended April 30, 2002 ("2002 Annual Report") is filed as Exhibit 13 to this Report on Form 10-K. The responses to Items 5, 6, 7 and 8 are contained in the 2002 Annual Report on the pages noted and are specifically incorporated herein by reference in this Report on Form 10-K. With the exception of these items, the 2002 Annual Report is not deemed filed as a part of this Report.

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        "Market Information" appearing on page 16 of the 2002 Annual Report is incorporated herein by reference.

ITEM 6. Selected Financial Data

        "Selected Financial Data" appearing on page 15 of the 2002 Annual Report is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 1 through 3 of the 2002 Annual Report is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

        The consolidated financial statements of the Company appearing on pages 4 through 14 of the 2002 Annual Report are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The information required by Item 9 is incorporated by reference from the Company's definitive Proxy Statement dated July 26, 2002.

PART III

ITEM 10. Directors and Executive Officers of the Company

        The information required by Item 10 is incorporated by reference from page 7 of Part I included herein and the Company's definitive Proxy Statement dated July 26, 2002.

ITEMS 11., 12., 13. and 14.

        The information required by these items is contained in the Company's definitive Proxy Statement dated July 26, 2002 which relates to election of the Company's directors and which was filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)
    1.    Financial Statements

                                The following consolidated financial statements of the Company and Report of Independent Auditors, appearing on pages 4 through 14 of the 2002 Annual Report, are filed as part of this Report on Form 10-K:

      For the Fiscal Years Ended April 30, 2002, 2001 and 2000:

        Consolidated Statements of Operations
        Consolidated Statements of Shareholders' Equity
        Consolidated Balance Sheets as of April 30, 2002 and 2001
        Consolidated Statements of Cash Flows

      Report of Independent Auditors

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

        Forward-looking statements, involve risks and uncertainties that could cause actual results or events to differ materially from the Company's past experience or current expectations. The following are some of the risk and uncertainties that may impact the forward-looking statements: the impact of the Company's retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company's expansion of its fleet services division, new product rollout and Quality Fleet & Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing, insurance or lending constraints and the impact of various tax positions taken by the Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARL SCHEIB, INC.
Date: July 26, 2002	By	Christian K. Bement President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By	Christian K. Bement	President and Director [Chief Executive Officer]	July 26, 2002
By	Stuart D. Buchalter	Chairman of the Board of Directors	July 26, 2002
By	Allan E. Buch	Director	July 26, 2002
By	Greg J. Helm	Director	July 26, 2002
By	Alexander L. Kyman	Director	July 26, 2002
By	Robert M. Smiland	Director	July 26, 2002
By	Charles E. Barrantes	Vice President and Chief Financial Officer [Principal Financial Officer]	July 26, 2002
By	John K. Minnihan	Vice President—Finance [Principal Accounting Officer]	July 26, 2002

EXHIBIT INDEX

Exhibit No.			Sequential Page No.
3	(a)(1)	Certificate of Incorporation of Earl Scheib, Inc., dated December 22, 1961, as amended, filed as Exhibit 3(a) to Registrant's Registration Statement No. 2-21540, effective as of August 7, 1963, and hereby incorporated herein by reference.
3	(a)(2)	Amendment to Certificate of Incorporation dated October 28, 1969, filed as Exhibit 1 to Registrant's Form 8-K Current Report for the month of October, 1969 and hereby incorporated herein by reference.
3	(a)(3)	Amendment to Certificate of Incorporation dated August 16, 1971, filed as Exhibit 1 to Registrant's Form 8-K Current Report for the month of August, 1971 and hereby incorporated herein by reference.
3	(a)(4)
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
13		2002 Annual Report to Stockholders of Earl Scheib, Inc. (not deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).
13.1		Report of Independent Public Accountants (Arthur Andersen LLP).
22		Subsidiaries of the Registrant filed as Exhibit 22 to the Registrant's 1999 Form 10-K and hereby incorporated herein by reference.
23		Consent of Independent Auditors.

EARL SCHEIB INC. AND SUBSIDIARIES
AVAILABILITY OF EXHIBITS

The Company will furnish upon request copies of the exhibits indicated on page 11 of the Form 10-K at a cost of 25¢ per page, which is the reasonable cost to the Company in fulfilling the request.

QuickLinks

PART I
ITEM 1. Business
ITEM 2. Properties
ITEM 3 . Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters
ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 8 . Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
ITEM 10. Directors and Executive Officers of the Company
ITEMS 11., 12., 13. and 14.
PART IV
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX