Form 10-K/A
period 2002-04-30
SCHEIB EARL INC
filed 2002-07-26
CIK 87196

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K/A
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

EXPLANATORY NOTE

        The Earl Scheib, Inc. Form 10-K/A is an amendment to conform the signatures on the signature page.

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

EARL SCHEIB, INC.
Date: July 26, 2002	By	/s/ CHRISTIAN K. BEMENT Christian K. Bement President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By	/s/ CHRISTIAN K. BEMENT Christian K. Bement	President and Director [Chief Executive Officer]	July 26, 2002
By	/s/ STUART D. BUCHALTER Stuart D. Buchalter	Chairman of the Board of Directors	July 26, 2002
By	/s/ ALLAN E. BUCH Allan E. Buch	Director	July 26, 2002
By	/s/ GREG J. HELM Greg J. Helm	Director	July 26, 2002
By	/s/ ALEXANDER L. KYMAN Alexander L. Kyman	Director	July 26, 2002
By	/s/ ROBERT M. SMILAND Robert M. Smiland	Director	July 26, 2002
By	/s/ CHARLES E. BARRANTES Charles E. Barrantes	Vice President and Chief Financial Officer [Principal Financial Officer]	July 26, 2002
By	/s/ JOHN K. MINNIHAN John K. Minnihan	Vice President—Finance [Principal Accounting Officer]	July 26, 2002

EXHIBIT INDEX

Exhibit No.			Sequential Page No.
3	(a)(1)	Certificate of Incorporation of Earl Scheib, Inc., dated December 22, 1961, as amended, filed as Exhibit 3(a) to Registrant's Registration Statement No. 2-21540, effective as of August 7, 1963, and hereby incorporated herein by reference.
3	(a)(2)	Amendment to Certificate of Incorporation dated October 28, 1969, filed as Exhibit 1 to Registrant's Form 8-K Current Report for the month of October, 1969 and hereby incorporated herein by reference.
3	(a)(3)	Amendment to Certificate of Incorporation dated August 16, 1971, filed as Exhibit 1 to Registrant's Form 8-K Current Report for the month of August, 1971 and hereby incorporated herein by reference.
3	(a)(4)
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

EXPLANATORY NOTE
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