Form 10-Q
period 2002-07-31
SCHEIB EARL INC
filed 2002-09-13
CIK 87196

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2002
OR
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

Yes ☒        No ☐

        As of September 3, 2002, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,367,682 shares outstanding.

This report contains a total of 14 pages.

PART I—FINANCIAL INFORMATION

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 31, 2002	April 30, 2002
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$2,448	$2,524
Certificates of deposit (restricted)	963	963
Income tax receivable	—	416
Accounts receivable, less allowances of $123 at July 31 and $111 at April 30, 2002	461	503
Inventories	2,194	1,891
Prepaid expenses, including advertising costs of $705 at July 31 and $612 at April 30, 2002	2,144	2,244
Deferred income taxes	1,665	1,665
Property held for sale	88	30

Total Current Assets	9,963	10,236

Property, plant and equipment, net	11,859	12,272

Deferred income taxes	1,204	1,204

Other, including cash surrender value of life insurance of $2,297 at July 31 and $2,257 at April 30, 2002	2,484	2,453

Total Assets	$25,510	$26,165

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,082	$733
Accrued expenses:
Payroll and related taxes	1,183	1,251
Insurance	1,676	1,738
Interest	1,475	1,486
Advertising	338	220
Legal and professional	245	781
Other	1,193	1,241
Income taxes payable	1,680	1,695

Total Current Liabilities	8,872	9,145

Deferred management compensation	3,075	3,088

Long-term debt and obligations	1,683	1,683

Commitments and contingencies

Shareholders' Equity:
Capital stock $1 par—shares authorized 12,000,000; 4,803,000 issued and 4,368,000 outstanding	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	3,367	3,736
Treasury stock	(3,046)	(3,046)

Total Shareholders' Equity	11,880	12,249

Total Liabilities and Shareholders' Equity	$25,510	$26,165

The accompanying Notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2002	2001
Net sales	$13,070	$14,807
Cost of sales	10,089	10,566

Gross profit	2,981	4,241
Selling, general & administrative expense	3,227	3,950

Operating income (loss)	(246)	291
Gain on sales and disposals of property and equipment	—	2,407
Interest expense	(113)	(105)
Interest income	5	1

Income (loss) before income taxes	(354)	2,594
Provision for income taxes	15	985

Net income (loss)	$(369)	$1,609

Basic earnings (loss) per share	$(0.08)	$0.37

Diluted earnings (loss) per share	$(0.08)	$0.37

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended July 31,
	2002	2001
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1	$210

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(77)	(232)
Proceeds from disposals of property and equipment	—	3,069

Net cash provided by (used in) investing activities	(77)	2,837

Net increase (decrease) in cash and cash equivalents	(76)	3,047

Cash and cash equivalents, at beginning of the period	2,524	706

Cash and cash equivalents, at end of the period	$2,448	$3,753

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$32	$4
Interest paid	123	4

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by Earl Scheib, Inc. (the "Company") without audit, in accordance with accounting principles generally accepted in the United States. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company's business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002.

        The Company's significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended April 30, 2002.

        Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

        Inventories consist of the following:

	July 31, 2002	April 30, 2002
	Unaudited
Paint and related supplies	$2,073	$1,944
Raw materials	650	476
LIFO reserve	(529)	(529)

Total inventories	$2,194	$1,891

NOTE 3. INCOME TAXES

        In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845 and the IRS is also seeking penalties and interest on the amount of the refund. The Company is protesting the IRS's position. The potential amount of the disallowance, including interest though July 31, 2002 (but excluding any penalties) relating to the disallowance, is accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position, or any portion thereof, with the IRS, the net operating loss carryforward would be available to offset federal income taxes in certain prior and future years.

        The Company did not recognize any federal income tax benefit for its operating loss in the First Quarter of Fiscal 2003 because realization through income for the fiscal year is not assured. Due to income allocations and state income tax laws, only part of the Company's state income taxes in the

First Quarter of Fiscal 2003 were offset by operating losses. The Company provided $15 in state taxes in the First Quarter of Fiscal 2003. The Company provided for federal and state income taxes at an effective rate of 38% in the First Quarter of Fiscal 2002.

NOTE 4. LETTER OF CREDIT FACILITY

        The Company has an agreement with its bank to finance a letter of credit facility under which the bank has issued $1,925 in standby letters of credit at July 31, 2002. The letters of credit are in favor of the Company's insurance carriers and currently secure the unfunded portion of the Company's estimated worker's compensation insurance liabilities over different policy years. The agreement requires that 50% of the issued standby letters of credit be secured by certificates of deposit at the bank ($963 at July 31, 2002) and that the facility be additionally secured by the personal assets of the Company.

        Subsequent to July 31, 2002, the Company was able to reduce the amount of the standby letters of credit existing at July 31, 2002 by $185. However, it was required to finance an additional standby letter of credit for $600, which required the purchase of a certificate of deposit for $508 (or 85% of the letter of credit issued) as security.

NOTE 5. COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the "Individual Defendants"). The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company's defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy. The policy has an aggregate limit of liability of $3,000, all of which is available for this claim less payments made to-date. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002. On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is completed.

        The Company is involved in certain other legal proceedings and claims which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these matters should not materially affect the Company's operations and/or financial position.

NOTE 6. EARNINGS PER SHARE

        The weighted-average number of shares used to calculate basic and diluted earnings (loss) per share was 4,368,000 for the quarter ended July 31, 2002 and 4,359,000 for the quarter ended July 31,

2001. All options to purchase shares were not included in the computation of first quarter fiscal 2003 and 2002 diluted earnings (loss) per share because the effect would be antidilutive.

NOTE 7. RESTRUCTURING OF RETAIL PAINT AND BODY BUSINESS

        In February 2001, the Board of Directors approved a plan to restructure and reorganize the Company's retail paint and body business. The plan will be implemented over the three years ending April 30, 2004, primarily as lease obligations expire, and will result in the closing of at least 40 retail shops located in primarily single-shop areas and in markets where seasonal weather adversely impacts operating results. The restructuring should result in a leaner infrastructure and allow the Company to concentrate its efforts in those geographic areas where it historically has been profitable.

        During the year ended April 30, 2001, the Company recorded restructuring charges totaling $645 for the planned closure of 25 retail shops during the year ended April 30, 2002, including estimated exit costs (shop closure costs and early termination of leases) totaling $288. During the year ended April 30, 2002, $131 of these exit costs were utilized and $134 were reversed to the benefit of operating results, leaving $23 remaining at April 30, 2002 and at July 31, 2002. Net sales generated by these 25 retail shops were $1,557 for the quarter ended July 31, 2001, with net operating income of $52.

        During the year ended April 30, 2002, the Company recorded restructuring charges totaling $143 for the planned closure of eight leased retail shops through April 30, 2003, including estimated exit costs of $70. During the quarter ended July 31, 2002, $12 of these exit costs were utilized, leaving $58 remaining. The Company plans to also close four owned retail shops through April 30, 2003, which required no estimated exit costs to be recorded. Net sales generated by these 12 retail shops were $544 and $808 for the quarters ended July 31, 2002 and 2001, with net operating income (loss) of $(92) and $12, respectively.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted this statement effective May 1, 2002, and its adoption did not have a significant impact on the results of operations and financial position.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, and the Company believes that its adoption will not have a material effect on its results of operations and financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands)

QUARTER ENDED JULY 31, 2002 ("FIRST QUARTER OF FISCAL 2003") COMPARED TO THE QUARTER ENDED JULY 31, 2001 ("FIRST QUARTER OF FISCAL 2002")

        Net sales for the First Quarter of Fiscal 2003 decreased by $1,737, or 11.7%, compared to the First Quarter of Fiscal 2002. This was primarily due to the loss of sales of $1,783 resulting from 23 fewer retail shops since the First Quarter of Fiscal 2002, (pursuant to the planned restructuring of the retail paint and body business announced in the fourth quarter of fiscal year 2001), and a slight reduction in same-shop (shops open one year or more) sales of $78, or less than one percent; partially offset by increased combined sales of $116 from the Company's fleet and truck center and commercial coatings operations. The Company significantly curtailed the operations of its fleet and truck center in Los Angeles during the First Quarter of Fiscal 2003 while it focuses on adopting a new marketing strategy at its Gardena location.

        The gross profit margin percentage decreased to 22.8% in the First Quarter of Fiscal 2003 from 28.6% in the First Quarter of Fiscal 2002. The decrease in gross margin percentage was primarily due to increased insurance expenses and, despite the overall reduction in the other components of cost of sales, the adverse effect of cost reductions that were not proportionate to the decrease in net sales.

        Selling, general and administrative expenses decreased by $723 in absolute dollars and as a percentage of sales in the First Quarter of Fiscal 2003 from the First Quarter of Fiscal 2002 due to a general reduction in administrative expenses.

        During the First Quarter of Fiscal 2002, the Company, pursuant to the restructuring plan, sold five parcels of real estate and its corporate office building for a net gain of $628,000 and $1,779,000, respectively. Interest expense was $113 in the First Quarter of Fiscal 2003 as compared to $105 in the First Quarter of Fiscal 2002, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans.

        The Company did not recognize any federal income tax benefit for its operating loss in the First Quarter of Fiscal 2003 because realization through income for the fiscal year is not assured. Due to income allocations and state income tax laws, only part of the Company's state income taxes in the First Quarter of Fiscal 2003 were offset by operating losses. The Company provided $15 in state taxes in the First Quarter of Fiscal 2003. The Company provided for federal and state income taxes at an effective rate of 38% in the First Quarter of Fiscal 2002.

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

        As of July 31, 2002, the Company had current assets of $9,963 and current liabilities of $8,872 for a net working capital of $1,091. During the First Quarter of Fiscal 2003, net cash provided by operating activities was $1, compared with $210 net cash provided in the First Quarter of Fiscal 2002, and capitalized expenditures were $77. The Company expects that future cash flow from operations will be enhanced by these capital additions.

        The Company's long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. During Fiscal 2003, the Company presently plans to perform various capital improvements for an estimated annual cost of less than $600.

        In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845 and the IRS is also seeking penalties and interest on the amount of the refund. The Company is protesting the IRS's position. The potential amount of the disallowance, including interest though July 31, 2002 (but excluding any penalties) relating to the disallowance, is accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position, or any portion thereof, with the IRS, the net operating loss carryforward would be available to offset federal income taxes in certain prior and future years, but a payment to the IRS will be required at the time of settlement depending on the amount of the disallowable portion and interest thereon.

        The Company arranges for the issuance of standby letters of credit to the benefit of its insurance carriers primarily for the unfunded portion of estimated workers compensation liabilities over different policy years. During the year ended April 30, 2002, this arrangement was made with the Company's bank and required the purchase of certificates of deposit totaling $963 at April 30, 2002 (and at July 31, 2002) to secure 50% of the standby letters of credit issued. Subsequent to July 31, 2002, the Company was able to reduce the amount of the standby letters of credit existing at July 31, 2002 by $185. However, it was required to finance an additional standby letter of credit for $600, which required the purchase of a certificate of deposit for $508 (or 85% of the letter of credit issued) as security. The Company believes that any future arrangements will not be on terms more favorable than its existing terms.

        As of July 31, 2002, the Company owned 48 parcels of unencumbered real estate, including the Company's paint factory, which could be either sold or used as security to obtain additional financing. Pursuant to the restructuring plan of its retail paint and body business, the Company intends to close seven more shops during the last nine months of the year ending April 30, 2003. Three of these shops are located on parcels of real estate owned by the Company that are up for sale. The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted this statement effective May 1, 2002, and its adoption did not have a significant impact on the results of operations and financial position.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, and the

Company believes that its adoption will not have a material effect on its results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

        In December 2001, the Securities and Exchange Commission ("SEC") issued Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", which encourages public companies to include full explanations of their "critical accounting policies", the judgments and uncertainties affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. In May 2002, the SEC followed up to this release by issuing Release No. 33-8098, "Disclosure in Management's Discussion and Analysis about the Application of Critical Accounting Policies", which proposes rules for new disclosure in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the annual report, registration statements and proxy and information statements.

        The Company's significant accounting policies are referenced in Note 1 to the Condensed Consolidated Financial Statements. The Company believes its critical accounting policies to be in the areas of risk management, specifically workers compensation, which records the uninsured or deductible portion of the liability based on estimates of the development of incurred claims; and in the provision for impairment to long-lived assets, which is based on the estimate of future cash flows for the operating unit.

        The estimate of the Company's workers compensation deductible liability is performed by its risk management department, based on claims incurred as of the date of the balance sheet, and is reviewed by senior management. The estimate for this liability is established upon analysis of historical data and discussions with third-party carriers, and is subject to a high degree of variability. On at least an annual basis, it is actuarially reviewed. Sources for the variability are numerous and include, but are not limited to, severity and frequency of claims, future economic conditions, court decisions and legislative actions. The Company's workers compensation liability estimates anticipate no change in the benefit structure, but statutory changes could have an impact on the estimated liability.

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that there is a question as to whether the respective carrying amounts are recoverable, or annually as part of the fiscal yearend procedures. The most significant long-lived asset is the economic unit of the individual retail paint and body shop. Typically, an evaluation is performed annually on the shops (operating for at least a year) and an impairment write-down is recognized if its estimated undiscounted future cash flows are less than its carrying amount. The Company primarily uses historical performance in determining its estimate of the undiscounted future cash flows; but future cash flows are influenced by, among other factors, changes in competition, marketing strategy, human resources and general market conditions. These factors could affect the amount, if any, of the impairment provision recognized.

        Changing conditions and the use of different assumptions in deriving the estimates described above could have a material effect on reported financial results.

CONTROLS AND PROCEDURES

        During the quarter ended July 31, 2002, the Company did not make any significant changes in its internal controls or in other factors that significantly affect these controls. The Company periodically reviews its internal controls for effectiveness and will expand the review and monitoring of such controls to specifically include an evaluation of disclosure controls and procedures. This evaluation will be performed on a quarterly basis and the results will be reported to the Audit Committee.

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

        Forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the Company's past experience or current expectations. The following are some of the risk and uncertainties that may impact the forward-looking statements: the impact of the Company's retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company's expansion of its fleet services division, new product rollout and Quality Fleet and Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing, insuring or lending constraints and the impact of various tax positions taken by the Company.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        On August 29, 2002, the Registrant held its Annual Meeting of Shareholders.

  (a)
  Election of directors:

Nominee	For	Against	Abstain
Christian K. Bement	4,117,621	14,010	0
Stuart D. Buchalter	4,117,621	14,010	0
Allen E. Buch	4,117,621	14,010	0
Gregory J. Helm	4,117,621	14,010	0
Alexander L. Kyman	4,115,933	15,968	0
Robert M. Smiland	4,117,621	14,010	0
  (b)
  Ratification of appointment of Ernst & Young LLP as independent auditors:

For	4,115,522
Against	3,734
Abstain	12,375

Item 6. Exhibits and Reports on Form 8-K

        (a)  99.1    Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2    Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  On June 19, 2002, the Registrant filed a Current Report on Form 8-K under Item 4., dismissing Arthur Andersen LLP and engaging Ernst & Young LLP as the Registrant's independent auditors, effective June 19, 2002.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ EARL SCHEIB, INC. Registrant

September 13, 2002 Dated	/s/ CHRISTIAN K. BEMENT Christian K. Bement, President and Chief Executive Officer

September 13, 2002 Dated	/s/ CHARLES E. BARRANTES Charles E. Barrantes, Vice President and Chief Financial Officer

CERTIFICATIONS

        I, Christian K. Bement, certify that:

  1.
  I have reviewed this Quarterly Report on Form 10-Q of Earl Scheib, Inc. (the "Report");

  2.
  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in the Report.

/s/ CHRISTIAN K. BEMENT Christian K. Bement President and Chief Executive Officer
September 13, 2002

        I, Charles E. Barrantes, certify that:

  1.
  I have reviewed this Quarterly Report on Form 10-Q of Earl Scheib, Inc. (the "Report");

  2.
  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in the Report.

/s/ CHARLES E. BARRANTES Charles E. Barrantes Vice President and Chief Financial Officer
September 13, 2002

EXPLANATORY NOTE REGARDING CERTIFICATIONS: In accordance with the final rules of the Securities and Exchange Commission's Release Nos. 33-8124 and 34-46427, certain representations required by the Securities Exchange Act Rules 13a-14 and 15d-14 were omitted because this Quarterly Report on Form 10-Q covers a period ending prior to the effective date of August 29, 2002.

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
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
CERTIFICATIONS