Form 10-Q
period 2002-10-31
SCHEIB EARL INC
filed 2002-12-13
CIK 87196

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
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

Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

        As of December 6, 2002, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,379,682 shares outstanding.

This report contains a total of 15 pages.

PART I-FINANCIAL INFORMATION

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	Unaudited
	October 31, 2002	April 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$3,192	$2,524
Certificates of deposit (restricted)	1,378	963
Income tax receivable	—	416
Accounts receivable, less allowances of $110 at October 31 and $111 at April 30, 2002	556	503
Inventories	2,126	1,891
Prepaid expenses, including advertising costs of $617 at October 31 and $612 at April 30, 2002	2,223	2,244
Deferred income taxes	1,665	1,665
Property held for sale	—	30

Total Current Assets	11,140	10,236

Property, plant and equipment, net	11,493	12,272
Deferred income taxes	1,204	1,204
Other, including cash surrender value of life insurance of $2,337 at October 31 and $2,257 at April 30, 2002	2,584	2,453

Total Assets	$26,421	$26,165

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$783	$733
Accrued expenses:
Payroll and related taxes	1,107	1,251
Insurance	2,018	1,738
Interest	1,587	1,486
Advertising	288	220
Legal and professional	215	781
Other	1,090	1,241
Income taxes payable	1,881	1,695

Total Current Liabilities	8,969	9,145

Deferred management compensation, net of current portion	3,090	3,088
Long-term debt and obligations	1,683	1,683
Commitments and contingencies	—	—
Shareholders' Equity:
Capital stock $1 par—shares authorized 12,000,000; 4,803,000 issued and 4,380,000 and 4,368,000 outstanding at October 31 and April 30, 2002, respectively	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	4,082	3,736
Treasury stock	(2,962)	(3,046)

Total Shareholders' Equity	12,679	12,249

Total Liabilities and Shareholders' Equity	$26,421	$26,165

The accompanying Notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended October, 31		Six Months Ended October, 31
	2002	2001	2002	2001
Net sales	$12,755	$13,743	$25,825	$28,550
Cost of sales	9,935	10,718	20,024	21,284

Gross profit	2,820	3,025	5,801	7,266
Selling, general & administrative expense	3,206	3,834	6,433	7,784

Operating loss	(386)	(809)	(632)	(518)
Gain on sales and disposals of property and equipment	1,501	733	1,501	3,140
Interest expense	(127)	(103)	(240)	(208)
Interest income	2	22	7	23

Income (loss) before income taxes	990	(157)	636	2,437
Provision (benefit) for income taxes	226	(60)	241	925

Net income (loss)	$764	$(97)	$395	$1,512

Basic earnings (loss) per share	$0.17	$(0.02)	$0.09	$0.35

Diluted earnings (loss) per share	$0.17	$(0.02)	$0.09	$0.35

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended October 31,
	2002	2001
NET CASH USED IN OPERATING ACTIVITIES	$(363)	$(127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of certificates of deposit	(415)	(1,185)
Capital expenditures	(140)	(448)
Proceeds from disposals of property and equipment	1,586	4,307

Net cash provided by investing activities	1,031	2,674

Net increase in cash and cash equivalents	668	2,547
Cash and cash equivalents, at beginning of the period	2,524	706

Cash and cash equivalents, at end of the period	$3,192	$3,253

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$57	$309
Interest paid	132	6

NONCASH FINANCING ACTIVITY:
Issuance of restricted stock (Note 9)	$35	$—

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

        Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

        Inventories consist of the following:

	Unaudited October 31, 2002	April 30, 2002
Paint and related supplies	$2,043	$1,944
Raw materials	612	476
LIFO reserve	(529)	(529)

Total inventories	$2,126	$1,891

NOTE 3. INCOME TAXES

        In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845 and the IRS is also seeking penalties and interest on the amount of the refund. The Company is protesting the IRS's position. The potential amount of the disallowance, including interest though October 31, 2002 (but excluding any penalties) relating to the disallowance, is accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position, or any portion thereof, with the IRS, the net operating loss carryforward would be available to offset federal income taxes in certain prior and future years.

        The Company recognized a federal income tax benefit for its operating loss in the quarter ended July 31, 2002, and, as a result, provided for federal and state income taxes at an effective rate of 22.8% in the quarter ended October 31, 2002. The Company recorded a federal and state income benefit in the quarter ended October 31, 2001 at an effective rate of 38.2%. The Company provided for federal and state income taxes at an effective rate of 38% in both of the six month periods ended October 31, 2002 and 2001.

NOTE 4. LETTER OF CREDIT FACILITY

        The Company arranges for the issuance of standby letters of credit to the benefit of its insurance carriers primarily for the unfunded portion of estimated workers compensation liabilities over different policy years. During the year ended April 30, 2002, this arrangement was made with the Company's bank and required the purchase of certificates of deposit totaling $963 at April 30, 2002 to secure 50% of the standby letters of credit issued. Subsequent to April 30, 2002, the Company was able to reduce the amount of the standby letters of credit existing at April 30, 2002 by $185. However, it was required to finance an additional standby letter of credit for $600, which required the purchase of a certificate of deposit for $508 (or 85% of the letter of credit issue) as security. The Company believes that any future arrangements will not be on terms more favorable than its existing terms.

NOTE 5. COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the "Individual Defendants"). The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company's defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy. The policy has an aggregate limit of liability of $3,000, all of which is available for this claim less reimbursements made to date by the insurance carrier. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002. On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants which is being vigorously defended. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is resolved.

        The Company is involved in certain other legal proceedings and claims which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these matters should not materially affect the Company's operations and/or financial position.

NOTE 6. EARNINGS PER SHARE

        The weighted-average number of shares used to calculate basic earnings (loss) per share was 4,375,000 and 4,359,000 for the quarters ended October 31, 2002 and 2001, respectively, and 4,371,000 and 4,359,000 for the six months ended October 31, 2002 and 2001, respectively.

        The weighted average number of shares used to calculate diluted earnings (loss) per share was 4,384,000 and 4,359,000 for the quarters ended October 31, 2002 and 2001, respectively, and 4,382,000 and 4,359,000 for the six months ended October 31, 2002 and 2001, respectively. Options to purchase 861,000 shares were not included in the calculation of diluted earnings (loss) per share in both the quarter and six months ended October 31, 2001, because the effect would be antidilutive.

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

        During the year ended April 30, 2001, the Company recorded restructuring charges totaling $645 for the planned closure of 25 retail shops during the year ended April 30, 2002, including estimated exit costs (shop closure costs and early termination of leases) totaling $288. During the year ended April 30, 2002, $131 of these exit costs were utilized and $134 were reversed to the benefit of operating results, leaving $23 remaining at April 30, 2002 and at October 31, 2002. Net sales generated by these 25 retail shops were $2,532 for the Six Months ended October 31, 2001, with operating income of $16 (excluding any allocation of corporate expenses).

        During the year ended April 30, 2002, the Company recorded restructuring charges totaling $143 for the planned closure of eight leased retail shops through April 30, 2003, including estimated exit costs of $70. During the six months ended October 31, 2002, $20 of these exit costs were utilized, leaving $50 remaining. The Company also planned to close four owned retail shops through April 30, 2003, which required no exit costs to be recorded. Net sales generated by these 12 retail shops were $913 and $1,621 for the six months ended October 31, 2002 and 2001, with operating income (loss) of $(130) and $30, respectively (excluding any allocation of corporate expenses).

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

NOTE 9. ISSUANCE OF RESTRICTED STOCK TO DIRECTORS

        During the quarter ended October 31, 2002, the Company issued 12,000 shares of its capital stock to five of the outside members of the Board of Directors in lieu of a portion of their cash compensation for their service on the Board. The shares were issued from treasury stock held by the Company and are "restricted securities" as defined by the rules of the Securities and Exchange Commission. The aggregate fair market value of these shares at the date of issuance of $35 (or $2.95 per share) has been recorded as compensation expense and the excess of the Company's acquired cost over this fair market value, or $49, was charged directly to retained earnings.

NOTE 10. DEFERRED MANAGEMENT COMPENSATION PLAN

        The current portion of the deferred management compensation plan ($253,000 at October 31 and April 30, 2002, respectively) is included in "Accrued expenses—Other" in the condensed consolidated balance sheets.

NOTE 11. LONG-TERM DEBT AND OBLIGATIONS

        Long-term debt and obligations consist of loans against life insurance policy cash surrender values, which bear interest at a variable rate (5.0% to 7.65% at April 30, 2002) and is payable annually. The principal is not due until such time as the policies may be surrendered by the Company. The Company entered into these life insurance policies to partially fund its obligations under the deferred management compensation plan. The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of the covered plan participant. All of the participants were officers and key employees prior to fiscal 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

QUARTER ENDED OCTOBER 31, 2002 ("SECOND QUARTER OF FISCAL 2003") COMPARED TO THE QUARTER ENDED OCTOBER 31, 2001 ("SECOND QUARTER OF FISCAL 2002")

        Net sales for the Second Quarter of Fiscal 2003 decreased by $988, or 7.2%, compared to the Second Quarter of Fiscal 2002. This was primarily due to the loss of sales of $1,388 resulting from a weighted-average 20 fewer retail shops since the Second Quarter of Fiscal 2002 (pursuant to the planned restructuring of the retail paint and body business announced in the fourth quarter of fiscal year 2001); partially offset by an increase in same-shop (shops open one year or more) sales of $308, or 2.5% and increased combined sales of $92 from the Company's fleet and truck center and commercial coatings operations. The Company closed the operations of its fleet and truck center in Los Angeles during the Second Quarter of Fiscal 2003.

        The gross profit margin percentage increased slightly to 22.1% in the Second Quarter of Fiscal 2003 from 22.0% in the Second Quarter of Fiscal 2002. The overall reduction in the components of cost of sales was proportionate to the decrease in net sales.

        Selling, general and administrative expenses decreased by $628 in absolute dollars and as a percentage of sales in the Second Quarter of Fiscal 2003 from the Second Quarter of Fiscal 2002 due to a general reduction in administrative expenses.

        During the Second Quarter of Fiscal 2003, the Company sold three parcels of real estate for a net gain of $1,501. During the Second Quarter of Fiscal 2002, the Company, pursuant to the restructuring plan, sold four parcels of real estate for a net gain of $733. Interest expense was $127 in the Second Quarter of Fiscal 2003 as compared to $103 in the First Quarter of Fiscal 2002, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans.

        The Company recognized a federal income tax benefit for its operating loss in the quarter ended July 31, 2002, and as a result, provided for federal and state income taxes at an effective rate of 22.8% in the Second Quarter of Fiscal 2003. The Company recorded a federal and state income benefit in the Second Quarter of Fiscal 2002 at an effective rate of 38.2%.

SIX MONTHS ENDED OCTOBER 31, 2002 ("FIRST SIX MONTHS OF FISCAL 2003") COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2001 ("FIRST SIX MONTHS OF FISCAL 2002")

        Net sales for the First Six Months of Fiscal 2003 decreased by $2,725, or 9.5%, compared to the First Six Months of Fiscal 2002. This was primarily due to the loss of sales from a weighted-average 23 fewer retail shops since the First Six Months of Fiscal 2002 ($3,172); partially offset by an increase in same-shop sales of $239, or about one percent, and increased sales from the Company's fleet and truck center and commercial coatings operations ($208). The Company closed the operations of its fleet and truck center in Los Angeles during the First Six Months of Fiscal 2003.

        The gross profit margin percentage decreased to 22.5% for the First Six Months of Fiscal 2003 from 25.5% during the First Six Months of Fiscal 2002. The decrease in gross margin percentage was primarily due to increased insurance expenses and, despite the overall reduction in the other components of cost of sales, the adverse effect of cost reductions that were not proportionate to the decrease in net sales.

        Selling, general and administrative expenses decreased by $1,351 in absolute dollars and as a percentage of sales in the First Six Months of Fiscal 2003 from the First Six Months of Fiscal 2002 due to overall reductions in administrative expenses, partially offset by increased professional fees of $117 and additional compensation expense of $35 for the issuance of restricted stock to the outside members of the Board of Directors.

        During the First Six Months of Fiscal 2003, the Company sold three parcels of real estate for a net gain of $1,501. During the First Six Months of Fiscal 2002, pursuant to the restructuring plan, the Company sold nine parcels of real estate and its corporate office building for a net gain of $1,361 and $1,779, respectively. Interest expense was $240 in the First Six Months of Fiscal 2003, as compared to $208 in the First Six Months of Fiscal 2002, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans.

        The Company provided for federal and state income taxes at an effective rate of 38% in the First Six Months of both Fiscal 2003 and Fiscal 2002.

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

        As of October 31, 2002, the Company had current assets of $11,140 and current liabilities of $8,969 for a net working capital of $2,171. During the First Six Months of Fiscal 2003, net cash used in operating activities was $363, compared with $127 net cash used in the First Six Months of Fiscal 2002, and capitalized expenditures were $140. The Company expects that future cash flow from operations will be enhanced by these capital additions. During Fiscal 2003, the Company presently plans to perform various capital improvements for an estimated annual cost of less than $400.

        The Company's long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. The Company has no specific assets dedicated to its deferred compensation plan (the "Plan), but has entered into life insurance contracts on behalf of certain participants to partially fund its obligations under the Plan. Obligations under the Plan are generally payable over a 15-year period after the participant attains age 65 and has been employed by the Company for at least 10 years. The Company expects to satisfy these obligations by utilizing the accumulated cash values in the insurance contracts (net of the related loans), by cash to be received through the death benefits in these insurance contracts and from cash to be provided in its operating and investing activities. Accumulated cash values under the insurance contracts and the related loan and accrued interest balances at April 30, 2002 totaled $2,257, $1,683 and $127, respectively.

        The Company believes that the death benefits under the life insurance contracts; along with the accumulated net cash values and cash to be provided from its operating and investing activities, should be adequate to meet its obligations under the Plan. At April 30, 2002, the face value of the life insurance policies totaled $4,811.

        The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of the covered Plan participant. In that event, the Company intends to satisfy this liability from the proceeds received from the death benefit. The proceeds not utilized to repay the loan and accrued interest would be available to satisfy the benefit obligations under the Plan. Assuming that all covered participants had died and the Company then repaid the related loans and accrued interest at April 30, 2002; the proceeds from the death benefits that would be available to satisfy the undiscounted Plan obligations of $4,230 (generally payable over 15 years) totaled $3,001.

        In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund from a net operating loss carryback received during the year ended April 30, 1997. The amount of the 1997 refund was $1,845 and the IRS is also seeking penalties and interest on the amount of the refund. The Company is protesting the IRS's position. The potential amount of the disallowance, including interest though October 31, 2002 (but excluding any penalties) relating to the disallowance, is accrued in the Company's consolidated financial statements. If the Company does not sustain its tax position, or any portion thereof, with the IRS, the net operating loss carryforward would be available to offset federal income taxes in certain prior and future years, but a payment to the IRS will be required at the time of settlement depending on the amount of the disallowable portion and interest thereon.

        The Company arranges for the issuance of standby letters of credit to the benefit of its insurance carriers primarily for the unfunded portion of estimated workers compensation liabilities over different policy years. During the year ended April 30, 2002, this arrangement was made with the Company's bank and required the purchase of certificates of deposit totaling $963 at April 30, 2002 to secure 50% of the standby letters of credit issued. Subsequent to April 30, 2002, the Company was able to reduce the amount of the standby letters of credit existing at April 30, 2002 by $185. However, it was required to finance an additional standby letter of credit for $600, which required the purchase of a certificate of deposit for $508 (or 85% of the letter of credit issued) as security. The Company believes that any future arrangements will not be on terms more favorable than its existing terms.

        As of October 31, 2002, the Company owned 45 parcels of unencumbered real estate, including the Company's paint factory and warehouse, which could be either sold or used as security to obtain additional financing. Pursuant to the restructuring plan of its retail paint and body business, the Company intends to close at least one more shop during the last six months of the year ending April 30, 2003. The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

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

        The Company's significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements in the Company's Annual report on Form 10-K for the year ended April 30, 2002. The Company believes its critical accounting policies to be in the area of risk management, specifically workers compensation, which records the uninsured or deductible portion of the liability based on estimates of the development of incurred claims; and in the provision for impairment to long-lived assets, which is based on the estimate of future cash flows for the operating unit. Changing conditions and the use of different assumptions in deriving these estimates could have a material effect on reported financial results.

        The estimate of the Company's workers compensation deductible liability is performed by its risk management department, based on claims incurred as of the date of the balance sheet and is reviewed by senior management. The estimate for this liability is established upon analysis of historical data, discussions with third-party insurance carriers and estimates provided by the Company's workers compensation third party administrators. The estimates are subject to a high degree of variability. On at least an annual basis, the claims are actuarially reviewed. Sources for the variability are numerous and include, but are not limited to, severity and frequency of claims, future economic conditions, court decisions and legislative actions. The Company's workers compensation liability estimates anticipate no change in the benefit structure, but statutory changes could have an impact on the estimated liability.

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that there is a question as to whether the respective carrying amounts are recoverable, or annually as part of the fiscal year end procedures. The most significant long-lived asset is the economic unit of the individual retail paint and body shop. Typically, an evaluation is performed annually on the shops (operating for at least a year) and an impairment write-down is recognized if its estimated undiscounted future cash flows are less than its carrying amount. The Company primarily uses historical performance in determining its estimate of the undiscounted future cash flows; but future cash flows are influenced by, among other factors, changes in competition, marketing strategy, human resources and general market conditions. These factors could affect the amount, if any, of the impairment provision recognized.

        Changing conditions and the use of different assumptions in deriving the estimates described above could have a material effect on reported financial results.

CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

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

EARL SCHEIB, INC. Registrant
December 13, 2002 Dated	/s/ CHRISTIAN K. BEMENT Christian K. Bement, President and Chief Executive Officer
December 13, 2002 Dated	/s/ CHARLES E. BARRANTES Charles E. Barrantes, Vice President and Chief Financial Officer

CERTIFICATIONS

        I, Christian K. Bement, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of Earl Scheib, Inc. (the "Report");

2.
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; and with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this Report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this report; and

c.
presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ CHRISTIAN K. BEMENT Christian K. Bement President and Chief Executive Officer
December 13, 2002

        I, Charles E. Barrantes, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of Earl Scheib, Inc. (the "Report");

2.
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; and with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this Report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this report; and

c.
presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ CHARLES E. BARRANTES Charles E. Barrantes Vice President and Chief Financial Officer
December 13, 2002

QuickLinks

PART I-FINANCIAL INFORMATION
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K