Form 10-Q
period 2003-01-31
SCHEIB EARL INC
filed 2003-03-14
CIK 87196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4822

EARL SCHEIB, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-1759002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15206 Ventura Boulevard, Suite 200 Sherman Oaks, California	91403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 981-9992

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

Yes ☐                         No ☒

As of March 6, 2003, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,379,682 shares outstanding.

This report contains a total of 14 pages.

PART I-FINANCIAL INFORMATION

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	January 31, 2003	April 30, 2002
ASSETS	Unaudited
Current Assets:
Cash and cash equivalents	$1,520	$2,524
Certificates of deposit (restricted)	1,378	963
Income tax receivable	953	416
Accounts receivable, less allowances of $92 at January 31, 2003 and $111 at April 30, 2002	512	503
Inventories	2,144	1,891
Prepaid expenses and other current assets, including advertising costs of $473 at January 31, 2003 and $612 at April 30, 2002	2,104	2,244
Deferred income taxes	1,989	1,665
Property held for sale	—	30
Total Current Assets	10,600	10,236

Property, plant and equipment, net	10,800	12,272

Deferred income taxes	46	1,204

Other, including cash surrender value of life insurance of $2,378 at January 31, 2003 and $2,257 at April 30, 2002	2,620	2,453

Total Assets	$24,066	$26,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$716	$733
Accrued expenses:
Payroll and related taxes	910	1,251
Insurance	2,189	1,738
Interest	1,280	1,486
Advertising	63	220
Legal and professional	347	781
Other	1,115	1,241
Income taxes payable	1,557	1,695
Total Current Liabilities	8,177	9,145

Deferred management compensation, net of current portion	3,105	3,088

Long-term debt and obligations	1,683	1,683

Commitments and contingencies	—	—

Shareholders’ Equity:
Capital stock $1 par – shares authorized 12,000,000; 4,803,000 issued and 4,380,000 and 4,368,000 outstanding at January 31, 2003 and April 30, 2002, respectively	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	2,504	3,736
Treasury stock	(2,962)	(3,046)

Total Shareholders’ Equity	11,101	12,249

Total Liabilities and Shareholders’ Equity	$24,066	$26,165

The accompanying Notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended January, 31		Nine Months Ended January, 31
	2003	2002	2003	2002
Net sales	$9,290	$10,202	$35,115	$38,752

Cost of sales	8,652	9,031	28,676	30,315

Gross profit	638	1,171	6,439	8,437

Selling, general & administrative expense	2,830	2,742	9,263	10,526

Operating loss	(2,192)	(1,571)	(2,824)	(2,089)

Gain (loss) on sales and disposals of property and equipment	(22)	421	1,479	3,561

Interest expense	(136)	(109)	(376)	(317)

Interest income	593	6	600	29

Income (loss) before income taxes	(1,757)	(1,253)	(1,121)	1,184

Provision (benefit) for income taxes	(179)	(475)	62	450

Net income (loss)	$(1,578)	$(778)	$(1,183)	$734

Basic earnings (loss) per share	$(0.36)	$(0.18)	$(0.27)	$0.17

Diluted earnings (loss) per share	$(0.36)	$(0.18)	$(0.27)	$0.17

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended January 31,
	2003	2002

NET CASH USED IN OPERATING ACTIVITIES	$(2,340)	$(2,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of certificates of deposit	(415)	(963)
Capital expenditures	(185)	(525)
Proceeds from disposals of property and equipment	1,936	5,276

Net cash provided by investing activities	1,336	3,788

Net increase (decrease) in cash and cash equivalents	(1,004)	1,265

Cash and cash equivalents, at beginning of the period	2,524	706

Cash and cash equivalents, at end of the period	$1,520	$1,971

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$281	$502
Interest paid	157	6

NONCASH FINANCING ACTIVITY:

Issuance of restricted stock (Note 9)	$35	$—

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Earl Scheib, Inc. (the “Company”) without audit, in accordance with accounting principles generally accepted in the United States. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed. It is management’s belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company’s business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

Inventories consist of the following:

	January 31, 2003	April 30, 2002
	Unaudited
Paint and related supplies	$1,987	$1,944
Raw materials	686	476
LIFO reserve	(529)	(529)
Total inventories	$2,144	$1,891

NOTE 3. INCOME TAXES

In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service (“IRS”) disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997.  The IRS is also seeking interest (but not penalties) on the amount of the refund.  The Company protested the IRS’s position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date.  As a result, the Company recorded a benefit of $425 during the third quarter ended January 31, 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003.  Though the amount of the disallowance and interest thereon is accrued in the consolidated financial statements at January 31, 2003, such a large single payment would effectively deplete the Company’s available cash and would require the Company to evaluate other financial resources that may be available to it in order to satisfy the payment to the IRS.  As a result, the Company intends to seek an Offer In Compromise with the IRS for both the total amount and the payment period.

The Company recorded a federal and state income tax benefit at an effective rate of 10.2% in the quarter ended January 31, 2003.  The Company recorded a federal and state income tax benefit in the quarter ended January 31, 2002 at an effective rate of 37.9%.  The Company did not recognize any federal or state income tax benefit for its operating loss in the nine month period ended January 31, 2003.  Due to income allocation and state income tax laws, the Company provided $62 in state income taxes during the nine month period ended January 31, 2003.  The Company provided for federal and state income taxes at an effective rate of 38.0% in the nine month period ended January 31, 2002.

NOTE 4. LETTER OF CREDIT FACILITY

The Company arranges for the issuance of standby letters of credit to the benefit of its insurance carriers primarily for the unfunded portion of estimated workers compensation liabilities over different policy years.  During the year ended April 30, 2002, this arrangement was made with the Company’s bank and required the purchase of certificates of deposit totaling $963 at April 30, 2002 to secure 50% of the standby letters of credit issued.  Subsequent to April 30, 2002, the Company was able to reduce the amount of the standby letters of credit existing at April 30, 2002 by $185.  However, it was required to finance an additional standby letter of credit for $600, which required the purchase of a certificate of deposit for $508 (or 85% of the letter of credit issue) as security.  The Company believes that any future arrangements will not be on terms more favorable than its existing terms.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed in Los Angeles, California in March 2000.  The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers.  The plaintiff subsequently added certain directors and officers as defendants (the “Individual Defendants”).  The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case.  The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty.  Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time.  The Company tendered this claim to its insurance carrier seeking coverage, which was denied.  The Company then submitted the insurance matter to binding arbitration, which was held in September 2001.  In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company’s defense costs in this case and ordered the carrier to reimburse the Company for its past and future defense costs, less the applicable deductible.  The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy and reserved jurisdiction to resolve that dispute at a later date.  The policy has an aggregate limit of liability of $3,000, all of which is available for this claim less reimbursements made to the Company to date by the insurance carrier.  In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them.  A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002.  On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants which is being vigorously defended and has been set for oral argument on March 21, 2003.  On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is resolved.

The Company is involved in certain other legal proceedings and claims which arise in the ordinary course of its business. Management believes that the amount of ultimate liability with respect to these matters should not materially affect the Company’s operations and/or financial position.

NOTE 6. EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic earnings (loss) per share was 4,380,000 and 4,366,000 for the quarters ended January 31, 2003 and 2002, respectively, and 4,374,000 and 4,361,000 for the nine months ended January 31, 2003 and 2002, respectively.

The weighted average number of shares used to calculate diluted earnings (loss) per share was 4,380,000 and 4,366,000 for the quarters ended January 31, 2003 and 2002, respectively, and 4,374,000 and 4,363,000 for the nine months ended January 31, 2003 and 2002, respectively.  Options to purchase 690,000 and 838,000 shares were not included in the calculation of diluted earnings (loss) per share in the quarters ended January 31, 2003 and 2002, respectively, because the effect would be antidilutive.  Options to purchase 690,000 shares were not included in the calculation of diluted earnings (loss) per share in the nine months ended January 31, 2003 because the effect would be antidilutive.

NOTE 7. RESTRUCTURING OF RETAIL PAINT AND BODY BUSINESS

In February 2001, the Board of Directors approved a plan to restructure and reorganize the Company’s retail paint and body business.  The plan will be implemented over the three years ending April 30, 2004, primarily as lease obligations expire, and will result in the closing of at least 40 retail shops located in primarily single-shop areas and in markets where seasonal weather adversely impacts operating results.  The restructuring should result in a leaner infrastructure and allow the Company to concentrate its efforts in those geographic areas where it historically has been profitable.

During the year ended April 30, 2001, the Company recorded restructuring charges totaling $645 for the planned closure of 25 retail shops during the year ended April 30, 2002, including estimated exit costs (shop closure costs and early termination of leases) totaling $288.  During the year ended April 30, 2002, $131 of these exit costs were utilized and $134 were reversed to the benefit of operating results, leaving $23 remaining at April 30, 2002.  During the nine months ended January 31, 2003, $3 of these exit costs were reversed to the benefit of operating results, leaving $20 remaining at January 31, 2003.  Net sales generated by these 25 retail shops were $414 and $2,826 for the Nine Months ended January 31, 2003 and 2002, with operating income of $12 and $16, respectively (excluding any allocation of corporate expenses).

During the year ended April 30, 2002, the Company recorded restructuring charges totaling $143 for the planned closure of eight leased retail shops through April 30, 2003, including estimated exit costs of $70. During the nine months ended January 31, 2003, $53 of these exit costs were utilized, and $12 were reversed to the benefit of operating results, leaving $5 remaining.  The Company also planned to close four owned retail shops through April 30, 2003, which required no exit costs to be recorded.  Net sales generated by these 12 retail shops were $1,073 and $2,188 for the nine months ended January 31, 2003 and 2002, with operating income (loss) of $(190) and $(20), respectively (excluding any allocation of corporate expenses).

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company adopted this statement effective May 1, 2002, and its adoption did not have a significant impact on the results of operations and financial position.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.  94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, and its adoption did not have a material effect on its results of operations and financial position.

NOTE 9. ISSUANCE OF RESTRICTED STOCK TO DIRECTORS

During the quarter ended October 31, 2002, the Company issued 12,000 shares of its capital stock to five of the outside members of the Board of Directors in lieu of a portion of their cash compensation for their service on the Board.  The shares were issued from treasury stock held by the Company and are “restricted securities” as defined by the rules of the Securities and Exchange Commission.  The aggregate fair market value of these shares at the date of issuance of $35 (or $2.95 per share) has been recorded as compensation expense and the excess of the Company’s acquired cost over this fair market value, or $49, was charged directly to retained earnings.

NOTE 10. DEFERRED MANAGEMENT COMPENSATION PLAN

The current portion of the deferred management compensation plan ($253,000 at January 31, 2003 and April 30, 2002, respectively) is included in “Accrued expenses - Other” in the condensed consolidated balance sheets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollars in thousands)

QUARTER ENDED JANUARY 31, 2003 (“THIRD QUARTER OF FISCAL 2003”) COMPARED TO THE QUARTER ENDED JANUARY 31, 2002 (“THIRD QUARTER OF FISCAL 2002”)

Net sales for the Third Quarter of Fiscal 2003 decreased by $912, or 8.9%, compared to the Third Quarter of Fiscal 2002. This was primarily due to the loss of sales of $578 resulting from a weighted-average ten fewer retail shops since the Third Quarter of Fiscal

2002 (pursuant to the planned restructuring of the retail paint and body business announced in the fourth quarter of fiscal year 2001), a decrease in same-shop (shops open one year or more) sales of $283, or 3.1%, and a decrease of $51 in combined sales from the Company’s fleet and truck center and commercial coatings operations. The Company closed the operations of its fleet and truck center in Los Angeles during the Third Quarter of Fiscal 2003.

The gross profit margin percentage decreased to 6.9% in the Third Quarter of Fiscal 2003 from 11.5% in the Third Quarter of Fiscal 2002.  The decrease in gross margin percentage was primarily due to increased insurance expense and, despite the overall reduction in the other components of cost of sales, the adverse effect of cost reductions that were not proportionate to the decrease in net sales.

Selling, general and administrative expenses increased by $88 in absolute dollars and as a percentage of sales in the Third Quarter of Fiscal 2003 from the Third Quarter of Fiscal 2002 due primarily to an increase of $315 in legal costs and professional services.

During the Third Quarter of Fiscal 2003, the Company sold one parcel of real estate and disposed of other fixed assets for a pretax loss of $22.  During the Third Quarter of Fiscal 2002, the Company, pursuant to the restructuring plan, sold three parcels of real estate and disposed of other fixed assets for a pretax gain of $421. Interest expense was $136 in the Third Quarter of Fiscal 2003 as compared to $109 in the Third Quarter of Fiscal 2002, and relates primarily to the accrual of interest on the IRS’s disallowance of a net operating loss carryback (which was appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans.  During the Third Quarter of Fiscal 2003, the Company recorded interest income of $164,000 on refunds of federal income taxes paid for fiscal years 1999 and 1998.  In addition, the Company recorded a benefit of $425,000 for the excess of previously accrued interest expense over that required at February 24, 2003 by the Internal Revenue Service (“IRS”).  The accrued interest relates to a protest regarding the disallowance by the IRS of a net operating loss carryback refund received during fiscal 1997.

The Company recorded a federal and state income tax benefit at an effective rate of 10.2% in the Third Quarter of Fiscal 2003.  The Company recorded a federal and state income tax benefit in the Third Quarter of Fiscal 2002 at an effective rate of 37.9%.

NINE MONTHS ENDED JANUARY 31, 2003 (“FIRST NINE MONTHS OF FISCAL 2003”) COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2002 (“FIRST NINE MONTHS OF FISCAL 2002”)

Net sales for the First Nine Months of Fiscal 2003 decreased by $3,637 or 9.4%, compared to the First Nine Months of Fiscal 2002. This was primarily due to the loss of sales from a weighted-average 19 fewer retail shops since the First Nine Months of Fiscal 2002 ($3,743), a decrease in same-shop sales of $51, or 0.2%, partially offset by increased sales from the Company’s fleet and truck center and commercial coatings operations ($157).  The Company closed the operations of its fleet and truck center in Los Angeles during the First Nine Months of Fiscal 2003.

The gross profit margin percentage decreased to 18.3% for the First Nine Months of Fiscal 2003 from 21.8% during the First Nine Months of Fiscal 2002.  The decrease in gross margin percentage was primarily due to increased insurance expense and, despite the overall reduction in the other components of cost of sales, the adverse effect of cost reductions that were not proportionate to the decrease in net sales.

Selling, general and administrative expenses decreased by $1,263 in absolute dollars and as a percentage of sales in the First Nine Months of Fiscal 2003 from the First Nine Months of Fiscal 2002 due to overall reductions in administrative expenses, partially offset by increased professional fees of $290.

During the First Nine Months of Fiscal 2003, the Company sold four parcels of real estate and disposed of other fixed assets for a pretax gain of $1,479.  During the First Nine Months of Fiscal 2002, pursuant to the restructuring plan, the Company sold 13 parcels of real estate (including its corporate office building) and disposed of other fixed assets for a pretax gain of $3,561.  Interest expense was $376 in the First Nine Months of Fiscal 2003, as compared to $317 in the First Nine Months of Fiscal 2002, and relates primarily to the accrual of interest on the IRS’s disallowance of a net operating loss carryback (which was appealed by the Company, as discussed in Note 3 to the Condensed Consolidated Financial Statements) and life insurance loans.  During the First Nine Months of Fiscal 2003, the Company recorded interest income of $164,000 on refunds of federal income taxes paid for fiscal years 1999 and 1998.  In addition, the Company recorded a benefit of $425,000 for the excess of previously accrued interest expense over that required at February 24, 2003 by the internal Revenue Service (“IRS”).  The accrued interest relates to a protest regarding the disallowance by the IRS of a net operating loss carryback refund received during fiscal 1997.

The Company did not recognize any federal or state income tax benefit for its operating loss in the First Nine Months of Fiscal 2003.  Due to income allocation and state income tax laws, the Company provided $62 in state income taxes during the First Nine Months of Fiscal 2003.  The Company provided for federal and state income taxes at an effective rate of 38% in the First Nine Months of Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are based upon its seasonal working capital needs and capital requirements for new shops, fleet and truck centers and for additions and improvements. The first and second quarters and, occasionally, the fourth quarter usually have positive cash flow from operations, while the third and, occasionally, the fourth quarters are net users of cash.

As of January 31, 2003, the Company had current assets of $10,600 and current liabilities of $8,177 for a net working capital of $2,423.  During the First Nine Months of Fiscal 2003, net cash used in operating activities was $2,340, compared with $2,523 net cash used in the First Nine Months of Fiscal 2002, and capitalized expenditures were $185. The Company expects that future cash flow from operations will be enhanced by these capital additions. During the last quarter of Fiscal 2003, the Company plans to perform various capital improvements for an estimated cost of approximately $100.

The Company’s long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies.  The Company has no specific assets dedicated to its deferred compensation plan (the “Plan), but has entered into life insurance contracts on behalf of certain participants to partially fund its obligations under the Plan.  Obligations under the Plan are generally payable over a 15-year period after the participant attains age 65 and has been employed by the Company for at least 10 years.  The Company expects to satisfy these obligations by utilizing the accumulated cash values in the insurance contracts (net of the related loans), by cash to be received through the death benefits in these insurance contracts and from cash to be provided in its operating and investing activities.  Accumulated cash values under the insurance contracts and the related loan and accrued interest balances at April 30, 2002 totaled $2,257, $1,683 and $127, respectively.

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

The Company arranges for the issuance of standby letters of credit to the benefit of its insurance carriers primarily for the unfunded portion of estimated workers compensation liabilities over different policy years.  During the year ended April 30, 2002, this arrangement was made with the Company’s bank and required the purchase of certificates of deposit totaling $963 at April 30, 2002 to secure 50% of the standby letters of credit issued.  Subsequent to April 30, 2002, the Company was able to reduce the amount of the standby letters of credit existing at April 30, 2002 by $185.  However, it was required to finance an additional standby letter of credit for $600, which required the purchase of a certificate of deposit for $508 (or 85% of the letter of credit issued) as security.  The Company believes that any future arrangements will not be on terms more favorable than its existing terms.

In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service (“IRS”) disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997.  The IRS is also seeking interest (but not penalties) on the amount of the refund.  The Company protested the IRS’s position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date.  As a result, the Company recorded a benefit of $425 during the third quarter ended January 31, 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003.  Though the amount of the disallowance and interest thereon is accrued in the consolidated financial statements at January 31, 2003, such a large single payment would effectively deplete the Company’s available cash and would require the Company to evaluate other financial resources that may be available to it in order to satisfy the payment to the IRS.  As a result, the Company intends to seek an Offer In Compromise with the IRS for both the total amount and the payment period.

As of January 31, 2003, the Company owned 43 parcels of unencumbered real estate, including the Company’s paint factory and warehouse, which could be either sold or used as security to obtain additional financing.  The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company adopted this statement effective May 1, 2002, and its adoption did not have a significant impact on the results of operations and financial position.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.  94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, and its adoption did not have a material effect on its results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission (“SEC”) issued Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, which encourages public companies to include full explanations of their “critical accounting policies”, the judgments and uncertainties affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. In May 2002, the SEC followed up to this release by issuing Release No. 33-8098, “Disclosure in Management’s Discussion and Analysis about the Application of Critical Accounting Policies”, which proposes rules for new disclosure in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the annual report, registration statements and proxy and information statements.

The Company’s significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements in the Company’s Annual report on Form 10-K for the year ended April 30, 2002.  The Company believes its critical accounting policies to be in the area of risk management, specifically workers compensation, which records the uninsured or deductible portion of the liability based on estimates of the development of incurred claims; and in the provision for impairment to long-lived assets, which is based on the estimate of future cash flows for the operating unit.  Changing conditions and the use of different assumptions in deriving these estimates could have a material effect on reported financial results.

The estimate of the Company’s workers compensation deductible liability is performed by its risk management department, based on claims incurred as of the date of the balance sheet and is reviewed by senior management.  The estimate for this liability is established upon analysis of historical data, discussions with third-party insurance carriers and estimates provided by the Company’s workers compensation third party administrators.  The estimates are subject to a high degree of variability.  On at least an annual basis, the claims are actuarially reviewed.  Sources for the variability are numerous and include, but are not limited to, severity and frequency of claims, future economic conditions, court decisions and legislative actions.  The Company’s workers compensation liability estimates anticipate no change in the benefit structure, but statutory changes could have an impact on the estimated liability.

Because of the seasonality of its business, the Company reviews its long-lived assets for impairment annually as part of the fiscal year end procedures, unless there are events or changes in circumstances that indicate there is a significant question as to whether the respective carrying amounts are recoverable .  The most significant long-lived asset is the economic unit of the individual retail paint and body shop. An evaluation is performed annually on all shops operating for at least a year and an impairment write-down is recognized if a shop’s estimated undiscounted future cash flows are less than its carrying amount.  The Company primarily uses historical performance in determining its estimate of the undiscounted future cash flows; but future cash flows are influenced by, among other factors, changes in competition, marketing strategy, human resources and general market conditions. These factors could affect the amount, if any, of the impairment provision recognized.

Changing conditions and the use of different assumptions in deriving the estimates described above could have a material effect on reported financial results.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company may be “forward looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission.  Generally, the words “believe,” “expect,” “hope,” “intend,” “estimate,” “anticipate,” “plan,” “will,” “project,” and similar expressions identify forward-looking statements which generally are not historical in nature.  All statements which address operating performance, events, developments or strategies that the Company expects or anticipates in the future are forward-looking statements.

Forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the Company’s past experience or current expectations.  The following are some of the risk and uncertainties that may impact the forward-looking statements: the impact of the Company’s retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company’s expansion of its fleet services division, new product rollout and Quality Fleet and Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing, insuring or lending constraints and the impact of various tax positions taken by the Company.

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

EARL SCHEIB, INC.
Registrant

March 14, 2003	/s/ Christian K. Bement
Dated	Christian K. Bement, President and
Chief Executive Officer

March 14, 2003	/s/ Charles E. Barrantes
Dated	Charles E. Barrantes, Vice President and
Chief Financial Officer

CERTIFICATIONS

I, Christian K. Bement, certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of Earl Scheib, Inc. (the “Report”);

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this report; and

c.               presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Christian K. Bement
Christian K. Bement
President and Chief Executive Officer

March 14, 2003

I, Charles E. Barrantes, certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of Earl Scheib, Inc. (the “Report”);

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this report; and

c.               presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Charles E. Barrantes
Charles E. Barrantes
Vice President and Chief Financial Officer

March 14, 2003