Form 10-K
period 2003-04-30
SCHEIB EARL INC
filed 2003-07-28
CIK 87196

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of October 31, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $11,255,783 (approximately based upon the closing price of the Capital Stock on the American Stock Exchange on such date).

        As of July 14, 2003, the Registrant had 4,379,682 shares of its Capital Stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I

ITEM 1. Business

General

        Earl Scheib, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company") is celebrating 66 years in the automobile paint and repair business as the successor to a business founded as a sole proprietorship by Earl A. Scheib in 1937. The Company's principal executive offices are located at 15206 Ventura Boulevard, Suite 200, Sherman Oaks, California, 91403. The Company maintains personnel, systems, advertising, legal, real estate and accounting functions at its principal executive offices. See ITEM 2. "Properties."

        The Company operates in the automobile paint and repair industry. At April 30, 2003, the Company operated a chain of 124 retail production paint and body shops which specialize in affordably priced repainting of automobiles and performing body repairs other than major collision repair, frame straightening (in most instances) or axle work, and one large industrial painting and collision center dedicated to large fleet vehicles and other over-sized equipment (see "Fleet Service"). The Company also offers the replacement of certain car body parts using new, used and aftermarket parts, glass replacement as well as factory style pinstriping, molding and vinyl top replacement. The majority of the Company's sales are paid by either cash or credit cards with the exception of the Company's fleet and trade sales which may be made upon credit terms.

        The Company's retail shops operate under the name of the New Earl Scheib Paint and Body Shop. The industrial facilities operate under the name Quality Fleet & Truck Centers. The Company's shops are currently located in over 100 cities throughout 24 states in the United States with 53 shops and one Fleet Center in California.

        During the fiscal year ended April 30, 1998 ("fiscal 1998"), the Company opened 12 new shops in existing markets where the Company felt that it underserved the market. New shops included installation of state of the industry cross-draft or semi-downdraft paint booths with combination fully enclosed dryers, the separation of the production process into three distinct areas, vehicle preparation, masking and detail to further improve quality; and the installation of exterior graphics to emphasize the Company's core business and attractive prices.

        During fiscal 1998, the Company implemented an extensive Division Manager training program. This program is designed to attract and train individuals from both inside and outside the industry for eventual promotion to a Division Manager position. The program is considered a "fast track" program which involves 4 to 12 months training.

        During the fiscal year ended April 30, 1999 ("fiscal 1999"), the Company continued its expansion and opened 19 new shops. These shops were located in California, Arizona, Texas, Indiana, Illinois, Virginia, Washington and Michigan. All of these new shops provided the Company with greater penetration into these existing markets. With this expansion, the Company had hoped to improve its overall performance in these markets.

        During the fiscal year ended April 30, 2000 ("fiscal 2000"), the Company opened 8 new shops and closed 12 shops. During fiscal 2000, the Company began to evaluate certain of its shops which were located in single markets and shops which were under-performing and which did not possess suitable sales growth potential for possible closure. Furthermore, in fiscal 2000, the Company decided to focus future expansion on the larger fleet centers discussed under the heading "Fleet Service."

        During the fiscal year ended April 30, 2001 ("fiscal 2001"), the Company continued to evaluate its shop operations. As a result, the Company closed 12 shops and opened one shop. Additionally, in the fourth quarter of fiscal 2001, the Company's Board of Directors approved a restructuring plan (the "Plan") which will result in the eventual closing of approximately 40 shops over the subsequent three fiscal years, generally as lease obligations expire. The Company hopes that by exiting certain markets where operations have suffered and where seasonal weather adversely impacts operating results and growth opportunities, and concentrating its efforts in historically profitable areas, it should improve its performance. Primarily, as a result of this Plan, the Company's fiscal 2001 results included restructuring and impairment of fixed assets charges totaling $1,887,000. As a result of the reliance on estimates and potential changing conditions for shop closures after one year and as mandated by certain accounting rules, the Company believes that further Plan related charges against its financial results are possible during future fiscal years in which the shops actually close.

        In the fiscal year ended April 30, 2002 ("fiscal 2002"), the Company began implementing the Plan. Pursuant to the Plan, the Company closed 27 shops which included six shops where the Company negotiated early terminations to longer term leases. The Company owned the real estate under 14 of the closed shops and generated net proceeds of $4,037,000 from the sale of these real estate assets.

        In the fiscal year ended April 30, 2003 ("fiscal 2003"), the Company continued to execute the Plan. The Company closed nine shops and opened one shop, the former large fleet center in Los Angeles (see "Fleet Service"). The Company owned the real estate under one of the closed shops and generated proceeds of $410,000 from the sale. In addition, the Company sold the real estate of one shop that was closed in fiscal 2002, an inactive location, and another shop in which the location was leased back for two years, for aggregate net proceeds of $1,526,000.

        During the fourth quarter of fiscal 2003, the Company engaged an investment banking firm as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of strategic options designed to maximize shareholder value. See Note 8 to the Consolidated Financial Statements.

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

        In connection with its painting operations, the Company also performs, for an additional cost, body repair work as well as extra sanding and preparation mentioned above. All bodywork performed is incidental to the painting process. Body work accounted for approximately 20% of the Company's sales during fiscal 2003, 22% in fiscal 2002 and 22% in fiscal 2001.

        During fiscal 1997, the Company began the manufacture and distribution of its new EuroPaint® coating system. EuroPaint® is a two component acrylic polyurethane coating which offers superior quality and performance. EuroPaint® is characterized by having extremely high gloss and distinctness of image, outstanding exterior durability and exceptional chemical resistance. This type of paint is generally considered the highest quality after market paint and far superior to many of the paint formulations used by the Company's competitors and is commonly used by many European luxury car manufacturers. EuroPaint® was rated best in a blind test conducted, in fiscal 1997, by an independent laboratory against the best paints used in popular production auto painting. The test measured gloss (the ability of paint to reflect light), distinctiveness of image (which represents the ability of the painted surface to reflect images like a mirror) and the ability of the paint to resist harmful chemicals and UV rays.

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

Commercial Coatings

        During fiscal 2000, the Company, through its wholly owned subsidiary, Precision Coatings, Inc. ("PCI"), established the foundation for the commercial sales of Company-manufactured industrial coatings. The Company believes that it can leverage the extra capacity at its manufacturing facility by manufacturing and selling coating systems, similar to the paints it currently produces for its retail automotive needs, to small to mid-sized original equipment manufacturers. The Company also believes with its competitive pricing that eventually it will be able to compete effectively with existing manufacturers in this niche market.

        PCI, in fiscal 2001, finalized the product line and began marketing and selling its products. PCI recorded sales of $456,000 in fiscal 2003, $383,000 in fiscal 2002 and $170,000 in fiscal 2001. While, to date, the Company is disappointed with the performance of PCI and it appears that entry into the commercial coatings business may be slower than it had expected, the Company remains hopeful that it will be able to improve PCI's performance. In that regard, the Company, during fiscal 2002, decided to narrow PCI's target markets to those near its manufacturing and distribution facility in Springfield, Missouri. The Company hopes that its ability to service such regional customers, while reducing PCI's costs, will enable PCI to establish a strong foundation from which it may grow over time.

Fleet Service

        The Company generates fleet sales primarily from two separate sources. Local shop managers and Division Managers, may, from time to time, market the Company's services to fleet accounts. These accounts range from smaller neighborhood businesses to large municipal, state and federal governmental agencies, and national companies. These accounts are generally serviced by the Company's retail shops.

        The Company's second source of fleet sales is through the Company's "Quality Fleet and Truck Centers" division ("QFTC"). The QFTC location is an approximately 25,000 square foot, industrial facility dedicated to painting and collision repair work for large fleets and oversized vehicles, and "rolling" equipment, such as trucks, cabs, trailers, buses, recreational vehicles and airport equipment. The first center, located near downtown Los Angeles, opened at the end of the first quarter of fiscal

2001 and recorded sales of $708,000 in fiscal 2001, which resulted in an operating loss of $426,000. The Company opened its second center in Southern California, near Gardena, in July, 2001 and the two facilities recorded sales of $1,669,000 in fiscal 2002, which resulted in an operating loss of $959,000. During fiscal 2003, the Company converted the Los Angeles QFTC location to a retail shop after temporarily closing it from May 2002 to October 2002.

        During fiscal 2003, the QFTC operation recorded sales of $1,663,000 and incurred an operating loss of $379,000.

        QFTC employs sales people whose function is to land fleet accounts in the target markets described above. Unsatisfied with QFTC's performance, the Company in fiscal 2002 retained the services of a consulting firm which helped revise QFTC's previous marketing and human resources strategies. The Company hopes by continuing to implement the revised marketing and human resources strategies at the Gardena, California location (which has better physical capacity) it will be able to test its success more efficiently. The Company hopes that the implementation will prove successful, which would enable the Company to grow the QFTC concept.

        Total Company-wide fleet sales were $3,534,000 in fiscal 2003, as compared to $3,972,000 in fiscal 2002 and $3,200,000 in fiscal 2001.

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

        In the field of non-franchised production line automobile painting, the Company believes that it is substantially larger than any of its competitors and that its experience, and the reasonable prices of its services, will enable it to continue to compete effectively. The Company expects that the combination of its superior name recognition, its shop restructuring plan discussed under the "General" heading above, its efforts to improve fleet sales, ongoing shop renovations and technological improvements, and training programs enable it to continue to be an effective competitor.

Trademarks

        The Company's success is dependent upon, among other things, its name. The Company relies primarily on a combination of the protections provided in applicable copyright, trademark and trade secret laws. The Company owns various trademarks but believes that Earl Scheib®, Europaint®, and Euroclear®are material to the business of the Company.

Research and Development

        The Company is engaged in certain research and development to continue to improve its existing paint products, update product lines, change formulations in order to comply with changing environmental regulations, and develop new products which can be introduced to the shops without significant cost or training such as the Europaint® and Euroclear®, UV Supergloss and new colors. The Company constantly reviews new products and techniques developed by its suppliers and others in its and related industries for their applicability to the Company's operations. Although the Company's research and development costs are increasing to accomplish these objectives, such expenditures during the three years ended April 30, 2003 were not a material percentage of sales.

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

Employees

        At April 30, 2003, the Company employed approximately 805 employees, of which 228 were sales, administrative, management or executive personnel and 577 were production personnel. Production employees are represented by the International Brotherhood of Teamsters under a collective bargaining agreement which extends through September 15, 2005. None of the Company's executive, administrative, shop management or clerical personnel are represented by a union. Management believes its employee and labor relations are good.

Company Website and Information

        The Company's website address is www.earlscheib.com. The Company makes available, free of charge, through a link from its website to the Securities and Exchange Commission website, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These reports can be found under the "Corporate Info.—SEC Filings" section of the Company's home page. The information contained in the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 2. Properties

        The Company owns the land and buildings occupied by 43 of the Company's operating shops as of April 30, 2003. The remaining 81 of the Company's 124 shops, at April 30, 2003, are leased from outside third parties. The 124 retail shops and one fleet center are located in over 100 cities in 24 states and the District of Columbia. 53 of the Company's retail shops and its QFTC center are located in California. In fiscal 2003, the Company ceased operations in 9 shops and opened one shop, the former QFTC center in Los Angeles (see Item 1. "Business"—"Fleet Service").

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

        The Company historically secured sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites that may be owned by the Company or sold and leased back by the Company under sale-and-leaseback arrangements. In many cases, the Company was able to lease or sublease existing buildings that have been previously used for other purposes, such as automobile repair shops or retail establishments. These sites must be suitable for the Company's needs, at a lease rate that is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new shops, the Company generally makes capital investments and incurs expenditures (excluding expenditures to purchase land, buildings or leasehold interest) of approximately $175,000. These costs consist of construction of improvements, paint and supply inventories, fixtures, equipment, signs and pre-opening expense. The Company does not intend to open any new retail locations during the fiscal year ending April 30, 2004, but may open replacement shops for existing shops that may close as a result of expired leases. In connection with the opening of a QFTC location, the Company expects expenses and capital investments (excluding expenditures to purchase land, buildings or leasehold interest) to be approximately $300,000 to $400,000. These costs consist of construction of improvements, paint and supply inventories, fixtures, equipment, signs and pre-opening expense. The Company primarily secures sites for its QFTC operation using the same methods as described above.

        The majority of the Company's stores are in stand-alone sites on main streets and have adjacent parking facilities. Store hours are generally from 7:30 a.m. to 6:00 p.m. Monday through Friday and 8:00 a.m. to 12:00 p.m. on Saturday. The Company's shops are generally 7,000 square feet with most shops ranging from approximately 4,000 square feet to 9,000 square feet and one as large as approximately 20,000 square feet.

        The Company owns a manufacturing and warehousing facility in Springfield, Missouri. The Company manufactures and warehouses paint and related products and warehouses other necessary supplies used by the shops in this facility until needed by the Company's shops. This facility occupies approximately 31,600 square feet.

        In July 2001, the Company sold its Corporate headquarters real estate for net proceeds of $1,913,000. The Company currently occupies Corporate offices in Sherman Oaks, California under a 10-year lease.

        The Company believes its operating properties are in good operating condition.

ITEM 3. Legal Proceedings

        The Company is a defendant in a lawsuit filed in Superior Court in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the "Individual Defendants"). The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the insurance matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company's defense costs in this case and ordered the carrier to reimburse the Company for its past and future defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy and reserved jurisdiction to resolve that dispute at a later date. The policy has an aggregate limit of liability of $3,000,000, all of which is available for this claim less reimbursements made to the Company to date by the insurance carrier. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002. On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is resolved.

        On April 2, 2003, the Court of Appeals affirmed the dismissal on the demurrer of the Individual Defendants. On May 16, 2003, the plaintiff filed and served a Petition for Review with the California Supreme Court. On July 23, 2003, the California Supreme Court granted the Petition for Review and will review the Court of Appeals decision.

        The Company is involved in certain other legal proceedings and claims arising in the ordinary course of its business. Management currently believes that the final disposition of such matters should not have a material adverse effect on the Company's operations and/or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Earl Scheib, Inc. is listed and traded on the American Stock Exchange under the ticker symbol "ESH". As of April 30, 2003, there were 235 shareholders of record of the Company's stock according to records maintained by the Company's transfer agent. The approximate number of beneficial shareholders was 850. The high and low sales prices of the stock for each of the quarters of Fiscal 2003 and Fiscal 2002 are as follows:

	2003				2002
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$3.25	$3.05	$2.59	$2.45	$3.00	$2.78	$2.15	$3.25
Low	2.50	2.40	2.00	1.90	2.10	1.25	1.40	1.85

No dividends were paid in either Fiscal 2003 or Fiscal 2002 and the Company does not expect to pay any dividends in the forseeable future.

Equity Compensation Plan Information

        The following table sets forth the number and weighted-average exercise prices of securities to be issued upon the exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under equity compensation plans, at April 30, 2003. See Note 5 to the Consolidated Financial Statements for further information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities shown in (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	720,250	$5.12	698,567
Equity Compensation Plans Not Approved by Security Holders	—	—	—

(1)
Shares issuable pursuant to outstanding options under the Earl Scheib, Inc. 1994 Performance Employee Stock Option Plan, the Earl Scheib, Inc. 1994 Board Of Directors Stock Option Plan and the Earl Scheib, Inc. 1995 Stock Option Agreement Plan.

ITEM 6. Selected Financial Data

        The following selected Results of Operations data for each of the three years in the period ended April 30, 2003 and the Balance Sheet data as of April 30, 2003 and 2002 are derived from the audited Financial Statements included elsewhere herein. The selected Results of Operations data for the two years in the period ended April 30, 2000 and the Balance Sheet data as of April 30, 2001, 2000 and 1999 were derived from audited Financial Statements, which are not included in this Form 10-K. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

(Dollars in thousands, except per share data)

	Year Ended April 30,
	2003	2002	2001	2000	1999
Results of Operations
Net sales	$47,235	$52,126	$55,061	$56,374	$55,013
Net income (loss)	(1,929)	450	(4,774)	(2,079)	56
Per share:
Earnings (loss)—Basic	(0.44)	0.10	(1.10)	(0.48)	0.01
Earnings (loss)—Diluted	(0.44)	0.10	(1.10)	(0.48)	0.01
Cash dividends declared	—	—	—	—	—
	As of April 30,
	2003	2002	2001	2000	1999
Financial position
Property, plant and equipment, net	$10,281	$12,272	$15,782	$19,530	$21,089
Total assets	23,672	26,040	26,119	29,615	31,861
Long-term liabilities	4,703	4,771	4,843	4,898	5,314
Shareholders' equity	10,355	12,249	11,786	16,560	18,639

Number of retail shops at the end of the year	124	132	159	170	174

Selected Quarterly Financial Data (Unaudited)

        The following table sets forth unaudited operating data for each of the specified quarters of Fiscal 2003 and 2002. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
For the Fiscal Year Ended April 30, 2003:
Revenues	$13,070	$12,755	$9,290	$12,120
Gross profit	2,981	2,820	638	2,475
Net income (loss)	(369)	764	(1,578)	(746)
Basic earnings (loss) per share	(0.08)	0.17	(0.36)	(0.17)
Diluted earnings (loss) per share	(0.08)	0.17	(0.36)	(0.17)
For the Fiscal Year Ended April 30, 2002:
Revenues	$14,807	$13,743	$10,202	$13,374
Gross profit	4,241	3,025	1,171	2,953
Net income (loss)	1,609	(97)	(778)	(284)
Basic earnings (loss) per share	0.37	(0.02)	(0.18)	(0.07)
Diluted earnings (loss) per share	0.37	(0.02)	(0.18)	(0.07)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following table sets forth the Company's operating results for the periods indicated. Amounts are shown in thousands of dollars and as a percentage of sales.

	Year ended April 30,
	2003		2002		2001
Net sales	$47,235	100.0%	$52,126	100.0%	$55,061	100.0%
Cost of sales	38,321	81.1	40,736	78.1	42,890	77.9

Gross profit	8,914	18.9	11,390	21.9	12,171	22.1
Selling, general and administrative expense	12,211	25.9	14,171	27.2	14,806	26.9
Restructuring charges, net	(15)	—	9	—	645	1.2
Provision for impairment of fixed assets	169	0.3	183	0.4	1,242	2.2

Operating loss	(3,451)	(7.3)	(2,973)	(5.7)	(4,522)	(8.2)
Other income (expense)	1,627	3.4	3,698	7.1	(189)	(0.3)

Income (loss) before income taxes	(1,824)	(3.9)	725	1.4	(4,711)	(8.6)
Provision for income taxes	105	0.2	275	0.5	63	0.1

Net income (loss)	$(1,929)	(4.1)%	$450	0.9%	$(4,774)	(8.7)%

Fiscal Year Ended April 30, 2003 ("Fiscal 2003") compared to Fiscal Year Ended April 30, 2002 ("Fiscal 2003")

        Net sales for Fiscal 2003 decreased by $4,891, or 9.4%, compared to Fiscal 2002. This was due primarily to the loss of sales from a weighted average 16 fewer retail shops since Fiscal 2002 ($4,347), a decrease in same-shop sales (shops still open one year or more) of $611, or 1.3%, partially offset by increased sales from the Company's fleet and truck center and commercial coatings operations ($67). The Company closed the operations of its fleet and truck center in Los Angeles during Fiscal 2003.

        The gross profit margin percentage decreased to 18.9% for Fiscal 2003 from 21.9% during Fiscal 2002. The decrease in gross margin percentage was primarily due to increased insurance expense and, despite the overall reduction in the other components of cost of sales, the adverse effect of cost reductions that were not proportionate to the decrease in net sales.

        Selling, general and administrative expenses decreased by $1,960 in absolute dollars in Fiscal 2003 from Fiscal 2002, and as a percentage of net sales to 25.9% from 27.2%, due to overall reductions in administrative expenses, partially offset by increased professional fees of $420.

        The provision for impairment of fixed assets of $169 in Fiscal 2003 was recorded to write-down the carrying value of fixed assets in three shops (including the former fleet and truck center in Los Angeles) to their estimated net recoverable value. The provision for Fiscal 2002 was $183, also for three shops.

        During Fiscal 2003, the Company sold four parcels of real estate and disposed of other fixed assets for a pretax gain of $1,479. During Fiscal 2002, pursuant to the restructuring plan, the Company sold 15 parcels of real estate (including its corporate office building) and disposed of other fixed assets for a pretax gain of $4,088. Interest expense was $458 in Fiscal 2003, as compared to $434 in Fiscal 2002, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback received during fiscal 1997 (which was appealed by the Company as discussed in Note 2 to the Consolidated Financial Statements) and life insurance loans. During Fiscal 2003, the Company recorded interest income of $164 on refunds of federal income taxes paid for fiscal years 1999 and 1998. In addition, the Company recorded a benefit of $425 for the excess of previously accrued interest expense over that required at February 24, 2003 by the Internal Revenue Service ("IRS"). The accrued interest relates to the protest regarding the disallowance by the IRS of the net operating loss carryback refund received during fiscal 1997.

        The Company did not recognize any federal or state income tax benefit for its operating loss in Fiscal 2003. Due to income allocation and state income tax laws, the Company provided $105 in state income taxes during Fiscal 2003. The Company provided for federal and state income taxes at an effective rate of 38% during Fiscal 2002.

Fiscal Year Ended April 30, 2002 ("Fiscal 2002") compared to Fiscal Year Ended April 30, 2001 ("Fiscal 2001")

        Net sales for Fiscal 2002 decreased by $2,935, or 5.3%, compared to Fiscal 2001. This was due primarily to the loss of sales from 27 retail shops closed since the end of Fiscal 2001 ($4,585), partially offset by increased same shop (shops open one year or more) sales of $476, or 1.0%, and increased sales of $1,174 from the Company's fleet and truck centers and commercial coatings business. The 27 shops were closed pursuant to the restructuring and reorganization of the Company's paint and body business approved by the Board of Directors in February 2001.

        The gross profit margin percentage decreased slightly to 21.9% for Fiscal 2002 compared with 22.1% for Fiscal 2001. The decrease in gross margin percentage was primarily due to increased insurance expense and the impact of increased per unit manufacturing costs on lower car volume, significantly offset by a reduction in depreciation.

        Selling, general and administrative expenses decreased by $635 in absolute dollars in Fiscal 2002 from Fiscal 2001, and increased as a percentage of net sales to 27.2% from 26.9%. The decrease in absolute dollars is primarily due to lower administrative expenses, including salaries and wages and advertising, partially offset by higher legal costs and increased rent for the leased corporate office.

        Restructuring charges of $9 relate to the planned closure of eight leased shops through April 30, 2003 ("Fiscal 2003"), pursuant to the restructuring plan, and consist of exit costs of $70, a write down of $73 to the estimated net recoverable value of the fixed assets in these shops and a reversal to the benefit of operating results of $134 for exit costs recorded in Fiscal 2001. Restructuring charges of $645 recorded in Fiscal 2001 relate to the planned closure of 25 shops during Fiscal 2002 and includes a write down of $357 to the estimated net recoverable of the fixed assets in these shops.

        The provision for impairment of fixed assets of $183 in Fiscal 2002 was recorded to write down the carrying value of fixed assets in three shops to their net recoverable value. The provision for Fiscal 2001 was $1,242 for 13 shops.

        During Fiscal 2002, pursuant to the restructuring plan, the Company sold 14 parcels of real estate and its corporate office building for a net gain of $2,374 and $1,779, respectively. The Company moved into its leased corporate offices in Sherman Oaks, California on October 8, 2001. The net gain on the sale of six parcels of real estate in Fiscal 2001 was $310. Net interest expense was $390 in Fiscal 2002, as compared to $431 in Fiscal 2001, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback (which has been appealed by the Company, as discussed in Note 2 to the Consolidated Financial Statements) and life insurance loans. In Fiscal 2002 and Fiscal 2001, the Company disposed of $65 in fixed assets from closed retail shops and wrote-off $68 in un-utilizable factory MIS equipment, respectively.

        The Company provided for federal and state taxes at an effective rate of 38% in Fiscal 2002. The Company did not recognize any federal income tax benefit for its operating loss in Fiscal 2001. Due to income allocation and state income tax laws, only part of the Company's state income taxes in Fiscal 2001 were offset by operating losses. The Company provided $63 in state taxes during Fiscal 2001.

Liquidity and Capital Resources

        The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for new shops, if any, fleet and truck centers, if any, and for additions and improvements. The first and second quarters and, occasionally, the fourth quarter of a fiscal year usually have positive cash flow from operations, while the third and, occasionally, the fourth quarters are net users of cash.

        As of April 30, 2003, the Company had current assets of $9,922 and current liabilities of $8,614 for a net working capital of $1,308. During Fiscal 2003, net cash used in operating activities was $354, compared with $2,446 net cash used in Fiscal 2002, and capitalized expenditures were $244 in Fiscal 2003. The Company expects that future cash flow from operations will be enhanced by these capital additions. During Fiscal 2004, the Company plans to perform various capital improvements for an estimated cost of approximately $200.

        The Company's long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. The Company has no specific assets dedicated to its deferred compensation plan but has entered into life insurance contracts on behalf of certain participants to partially fund its obligations under the deferred compensation plan. Obligations under the deferred compensation plan are generally payable over a 15-year period after the participant attains age 65 and has been employed by the Company for at least 10 years. The Company expects to satisfy these obligations by utilizing the accumulated cash values in the insurance contracts (net of the related loans), cash to be received through the death benefits in these insurance contracts and cash to be provided in its operating and investing activities. Accumulated cash values under the insurance contracts and the related loan and accrued interest balances at April 30, 2003 totaled $2,433, $1,683 and $124, respectively, compared to $2,257, $1,683 and $127, respectively, at April 30, 2002.

        The Company believes that the death benefits under the life insurance contracts along with the accumulated net cash values and cash to be provided from its operating and investing activities, should be adequate to meet its obligations under the deferred compensation plan. At April 30, 2003 and 2002, the face value of the life insurance policies totaled $4,954 and $4,811, respectively.

        The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of the covered deferred compensation plan participant. In that event, the Company intends to satisfy this liability from the proceeds received from the death benefit. The proceeds not utilized to repay the loan and accrued interest would be available to satisfy the benefit obligations under the deferred compensation plan. Assuming that all covered participants had died and the Company then repaid the related loans and accrued interest at April 30, 2003, the proceeds from the death benefits that would be available to satisfy the undiscounted deferred compensation plan obligations of $4,031 (generally payable over 15 years) totaled $3,148.

        The Company arranges for the issuance of standby letters of credit to the benefit of its insurance carriers primarily for the unfunded portion of estimated workers compensation liabilities over different policy years. During the year ended April 30, 2003, this arrangement was made with the Company's bank and required the purchase of certificates of deposit totaling $1,378 to secure 59% of the standby letters of credit issued. At April 30, 2002, certificates of deposit totaling $963 secured 50% of the standby letters of credit issued. The Company believes that any future arrangements will not be on terms significantly less favorable than its existing terms.

        In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997. The IRS is also seeking interest (but not penalties) on the amount of the refund. The Company protested the IRS's position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date. As a result, the Company recorded a benefit of $425 during the third quarter ended January 31, 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003. Though the amount of the disallowance and interest thereon is accrued in the consolidated financial statements at April 30, 2003, such a large single payment would effectively deplete the Company's available cash and would require the Company to evaluate other financial resources that may be available to it in order to satisfy the payment to the IRS. As a result, the Company has filed an Offer In Compromise with the IRS for both the total amount and the payment period.

        As of April 30, 2003, the Company owned 44 parcels of unencumbered real estate, including the Company's paint factory and warehouse, which could be either sold or used as security to obtain additional financing. The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

        During the fourth quarter of Fiscal 2003, the Company engaged an investment banking firm as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of strategic options designed to maximize shareholder value.

        As of April 30, 2003, the Company had deferred income tax assets totaling $1,941, which realization would require a significant increase from Fiscal 2003 taxable income to approximately $5,708. The Company believes, however, that because of the relatively long 20-year expiration period of its federal net operating loss carryforward, combined with its ability to devise tax-planning strategies involving the sales of owned real estate, or the likelihood of the consummation of a transaction through the services of the investment banking firm recently engaged, or both; it is more likely than not that the deferred income tax assets will be realized. See Note 2 in the Notes to the Consolidated Financial Statements for further discussion of the Company's income taxes and the components of the deferred income tax assets.

Inflation

        Inflation has not had a significant impact on the Company's results of operations for the three years ended April 30, 2003.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 were effective for exit or disposal activities that are initiated after December 31, 2002, and its adoption did not have a material effect on the Company's results of operations and financial position.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition to SFAF No. 123's fair value mehtod of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are efective for fiscal years ending after December 15, 2002. SFAS No. 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is reflected in Note 1 to the Consolidated Financial Statements.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its estimates and judgments, including those related to its most critical accounting policies, on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        The Company's significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. The Company believes its critical accounting policies to be in the area of risk management, specifically workers compensation, which records the uninsured or deductible portion of the liability based on estimates of the development of incurred claims; and in the provision for impairment to long-lived assets, which is based on the estimate of future cash flows for the operating unit. Changing conditions and the use of different assumptions in deriving these estimates could have a material effect on reported financial results.

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

        Because of the seasonality of its business, the Company reviews its long-lived assets for impairment annually as part of the fiscal year end procedures, unless there are events or changes in circumstances that indicate there is a significant question as to whether the respective carrying amounts are recoverable. The most significant long-lived asset is the economic unit of the individual retail paint and body shop. An evaluation is performed annually on all shops operating for at least a year and an impairment write-down is recognized if a shop's estimated undiscounted future cash flows are less than its carrying amount. The Company primarily uses historical performance in determining its estimate of the undiscounted future cash flows; but future cash flows are influenced by, among other factors, changes in competition, marketing strategy, human resources and general market conditions. These factors could affect the amount, if any, of the impairment provision recognized.

        Changing conditions and the use of different assumptions in deriving the estimates described above could have a material effect on reported financial results.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        As of April 30, 2003, the Company had no significant exposure to the market risks related to changes in interest rates, currency exchange rates, commodity prices and equity values.

ITEM 8. Financial Statements and Supplementary Data

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Company's Certifying Accountant.

        On June 19, 2002, the Board of Directors of the Company, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the Company's principal independent accountant which audited the Company's prior financial statements effective as of June 19, 2002.

        The audit reports of Arthur Andersen LLP on the consolidated financial statements of the Company as of, and for, the fiscal years ended April 30, 2000, and April 30, 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the two most recent fiscal years of the Company ended April 30, 2001, and the subsequent interim period to June 19, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreements in connection with its reports.

        None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company ended April 30, 2001, and the subsequent interim period to June 19, 2002.

        On June 19, 2002, the Company engaged Ernst & Young LLP to be its independent auditors effective as of June 19, 2002. During the two most recent fiscal years of the Company ended April 30, 2001, and the subsequent interim period to June 19, 2002, the Company did not consult with Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. Directors and Executive Officers of the Company

        The following table sets forth the principal occupation or employment and principal business of the employer, if any, of each director of the Company, as well as his age, business experience, other directorships held by him and the period during which he has served as director of the Company:

Name, Age and Present Position	Principal Occupation for the Past Five Years; Other Directorships; Business, Experience
Christian K. Bement, 61 Interim Chairman of the Board, President and Chief Executive Officer	Mr. Bement became President and Chief Executive Officer on January 1, 1999 and Interim Chairman of the Board on December 13, 2002. Mr. Bement previously served the Company as its Executive Vice President and Chief Operating Officer since February 1995 and became a director in 1997. Prior thereto and for over 25 years, Mr. Bement served in various senior executive positions at Thrifty Corporation. Mr. Bement is a member of the Company's Investment Banking and Nominating Committees.
Alexander L. Kyman, 73 Director
A director since August 1994, Mr. Kyman from 1984 to 1992 was President of City National Bank (commercial bank). From 1992 through 1993, Mr. Kyman was Vice Chairman of City National Bank. Currently, Mr. Kyman is a business and financial consultant. Mr. Kyman is a member of the Company's Audit Committee.
Gregory J. Helm, 55 Director
A director since April 2000, Mr. Helm had been, since 1994 to early 2000 (when he sold the company), co-founder and President of Houston Helm and Company, a nationally recognized advertising agency and graphic design firm. Mr. Helm currently operates his own firm, Helm Consulting Group, Inc. Mr. Helm is Chairman of the Company's Compensation Committee and a member of the Company's Investment Banking Committee.
Allan E. Buch, 65 Director
A director since March 2002, Mr. Buch is a private investor and was the co-founder and former Chief Executive Officer of Empco Industries, an automotive tire and wheel distributor in the United States and international markets. Mr. Buch was also the co-founder and President of Capital Group Tire Sales, an operator of a chain of approximately 95 retail stores in 10 states which sold tires, brakes, batteries and other related automotive products until its sale in 1990. He serves as a Trustee at the University of California Foundation at Berkeley. Mr. Buch is a member of the Company's Compensation Committee.
Robert M. Smiland, 46 Director
A director since December 2001, Mr. Smiland is Chief Executive Officer of Smiland Paint Company and a Partner in Smiland Land Company. He also serves in various fiduciary capacities in a number of civic and community organizations, including as a Trustee at the University of California Foundation at Berkeley where he graduated in 1978. Mr. Smiland is a member of the Company's Audit Committee, Nominating Committee and Compensation Committee.

THE BOARD OF DIRECTORS

Meetings, Organizations and Remuneration

        During Fiscal 2003, the Board of Directors met eight (8) times and took action by Unanimous Written Consent four (4) times. For their services on the Board during Fiscal 2003, all non-employee directors were paid $18,000 as a retainer which includes compensation for all regular, special and committee meetings. Compensation was payable $9,000 in cash and $9,000 in the form of Company Common Stock based upon a price of $4.00 per share. Each director attended at least 75% of all applicable Board and committee meetings.

Audit Committee

        The Audit Committee has adopted a charter pursuant to which it (i) recommends to the Board of Directors a firm of independent certified public accountants to conduct the annual audit of the Company's books and records; (ii) reviews with such accounting firm the scope and results of the annual audit; (iii) reviews the adequacy of the Company's system of internal accounting controls with such independent accountants; (iv) reviews fees charged by the independent accountants for professional services; and (v) reviews pronouncements as to accounting standards for their applicability to the Company.

        The Company's independent public accountants are invited to attend meetings of the Audit Committee and certain members of management may also be invited to attend. The Audit Committee consists of two non-employee directors, Messrs. Alexander L. Kyman and Robert M. Smiland, who alternate as Chairman. The Committee met four (4) times and took action by Unanimous Written Consent one (1) time during Fiscal 2003.

Compensation Committee

        The Compensation Committee reviews and approves all salary arrangements and other compensation for officers of the Company. The Compensation Committee consists of three non-employee directors, Messrs. Gregory J. Helm, who acts as Chairman, Allan E. Buch and Robert M. Smiland. The Compensation Committee met three (3) times and took action by Unanimous Written Consent one (1) time during Fiscal 2003.

Compensation Committee Interlocks And Insider Participation

        No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during the fiscal year or any prior fiscal year. None of the executive officers of the Company has served on the Board of Directors or on the compensation committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Company.

Nominating Committee

        The Nominating Committee, composed of Messrs. Smiland and Bement, is responsible for soliciting recommendations for candidates for the Board of Directors; developing and reviewing background information for candidates; and making recommendations to the Board regarding such candidates. The Nominating Committee met informally several times during Fiscal 2003.

Investment Banking Committee

        In Fiscal 2003, the Board of Directors formed an Investment Banking Committee to take all action in connection with the selection and engagement of an independent investment banking firm to represent and advise the Company in its evaluation of strategic alternatives to improve shareholder value. The Investment Banking Committee consists of Messrs. Bement, Helm and Smiland and met two (2) times and took action by Unanimous Written Consent one (1) time during Fiscal 2003.

Executive Officers of the Company

        The executive officers of the Company, their ages and their positions are set forth below.

Name	Age	Position
Christian K. Bement	61	Interim Chairman, President and Chief Executive Officer
Charles E. Barrantes	51	Vice President and Chief Financial Officer
David I. Sunkin	36	Vice President and General Counsel, Secretary
James E. Smith	55	Vice President—Shop Operations
John K. Minnihan	66	Vice President—Finance

        Mr. Bement became President and Chief Executive Officer on January 1, 1999 and Interim Chairman on December 13, 2002. Mr. Bement previously served the Company as its Executive Vice President and Chief Operating Officer since February 1995 and became a director in 1997. Prior thereto and for over 25 years, Mr. Bement served in various senior executive positions at Thrifty Corporation, most recently, from 1990-1994, as Executive Vice President.

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

        Mr. Sunkin has served as Vice President and General Counsel and Secretary since November 1995. Mr. Sunkin also supervises and manages the Company's real estate, corporate human resources/employee benefits and risk management departments and handles various strategic matters for the Company. Prior to that, Mr. Sunkin was an Associate in the Business Practices Group of the law firm Buchalter, Nemer, Fields & Younger, P.C.

        Mr. Smith has served as Vice President—Shop Operations since December 1995. Prior to that and for more than five years, Mr. Smith served the Company in various operational capacities.

        Mr. Minnihan has served as Vice President—Finance since April 1996. Prior to that and for more than 10 years, Mr. Minnihan served as the Company's Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws and rules of the Securities and Exchange Commission, directors and executive officers of the Company, as well as persons holding more than 10% of the Company's outstanding shares of Common Stock, are required to file reports showing their initial ownership of the Company's Common Stock and any subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange by certain specified due dates. Based solely on the Company's review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed, during Fiscal 2003, all such reports that were required were filed on a timely basis.

ITEM 11. Executive Compensation

        The following tables and narrative text discuss the compensation paid in Fiscal 2003 and the two prior fiscal years to the Company's Chief Executive Officer and the Company's other executive officers whose disclosure of compensation is required pursuant to the rules of the Securities and Exchange Commission (the "Named Executives").

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options(#)	All Other Compensation(2)
Christian K. Bement President & Chief Executive Officer(1)	2003 2002 2001	238,333 220,000 220,000	48,000 0 0	0 0 0	4,087 4,400 4,400
Charles E. Barrantes Vice President & Chief Financial Officer(1)	2003 2002 2001	169,912 155,008 155,008	48,000 0 0	0 10,000 0	540 0 0
David I. Sunkin Vice President & General Counsel, Secretary(1)	2003 2002 2001	153,914 140,838 130,005	48,000 15,000 0	0 10,000 0	4,112 3,938 3,293
James Smith Vice President—Shop Operations	2003 2002 2001	119,503 107,735 113,058	0 0 0	0 5,000 0	4,717 4,795 4,755
John K. Minnihan Vice President—Finance	2003 2002 2001	116,814 107,546 104,004	0 0 0	0 5,000 0	10,011 9,972 9,932

(1)
Messrs. Bement, Barrantes and Sunkin are each entitled to termination benefits under certain circumstances. In addition, Messrs. Bement, Barrantes and Sunkin are entitled to supplemental termination benefits and other compensation in the event of a "change in control" of the Company, as described in the Earl Scheib, Inc. Modified Executive Retention and Incentive Plan described under the heading "Employment Agreements and Change in Control Arrangements".

(2)
The amounts shown in this column are as follows: Mr. Bement $4,087 as matching contribution by the Company under the Earl Scheib Inc. Employee Savings Plan ("401-K"); Mr. Barrantes $540 as Company matching contribution to his 401-K Plan; Mr. Sunkin $2,686 as Company matching contribution to his 401-K Plan and $1,426 for the payment of Life Insurance premium; Mr. Smith $2,183as Company matching contribution to his 401-K Plan, $1,000 for the payment of Life Insurance premium and $1,534 for payment of Supplemental Employee Retirement Plan ("SERP") premium for the benefit of Mr. Smith; and Mr. Minnihan $2,203 as Company matching contribution to his 401-K Plan, $3,000 for the payment of Life Insurance premium and $4,808 for payment of SERP premium for the benefit of Mr. Minnihan.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth below information with respect to previously granted options which were exercised (if any) or which remain outstanding for the Named Executives.

			Number of Unexercised Options at FY-End(#)		Value of Unexercised In-the Money Options(1)
Name	On Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Christian K. Bement	0	0	200,000	0	0	0
Charles E. Barrantes	0	0	53,333	6,667	0	0
David I. Sunkin	0	0	53,333	6,667	0	0
James E. Smith	0	0	27,666	3,334	0	0
John K. Minnihan	0	0	31,916	4,084	0	0

(1)
Value based upon $2.08 closing price per share of Common Stock on April 29, 2003 (the last trading date of the Company's fiscal year ended April 30, 2003).

Employment Agreements and Change in Control Arrangements

        All of the Company's employees, including its Named Executives, are employed on an at-will basis by the Company. Messrs. Bement, Barrantes and Sunkin are entitled to severance benefits if they are terminated for reasons other than "just cause" as defined in their respective agreements with the Company.

        In Fiscal 2003, the Committee recommended and the Board of Directors ratified and approved the adoption of the Earl Scheib, Inc. Modified Executive Retention and Incentive Plan (the "Incentive Plan") to align the interest of certain members of Company management with the interests of the shareholders in light of the Company's review of strategic alternatives to maximize shareholder value. The Committee, which engaged the services of independent legal experts to assist with the design and preparation of the Incentive Plan, concluded that providing certain executives with specific incentives and protections was appropriate in light of the significant additional work to be performed by these executives, these executives importance to the review of strategic alternatives and the uncertainties surrounding the review process. The Incentive Plan covers Messrs. Bement, Barrantes and Sunkin. Under the Incentive Plan, these executives will be entitled to a supplemental severance payment upon the termination of their employment in certain circumstances following a change in control of the Company. In addition, these executives will be entitled to a change in control transaction bonus if they remain employed by the Company until such a change in control or if their employment is terminated in certain circumstances.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table indicates the number of shares of the Company's Common Stock beneficially owned as of June 29, 2003, by (i) all persons known to the Company who own more than 5% thereof, (ii) all directors of the Company, (iii) each of the Named Executives and (iv) all directors and executive officers of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)		Percent of Outstanding Shares
Dimensional Fund Advisors, Inc 1229 Ocean Avenue, Suite 650 Santa Monica, CA 90401	333,900	(b)	7.6%

Gabelli Funds, Inc. and Affiliates One Corporate Center Rye, NY 10580	1,573,860	(c)	35.9%
Estate of Earl A. Scheib c/o Greg Kling Kling, Lee & Patrick 12750 Center Court Dr. #250 Cerritos, CA 90703	546,800	(d)	12.5%
Lawndale Capital Management, LLC 1 Sansome Street #3900 San Francisco, CA 94104	536,600	(e)	12.2%
Enterprise Group of Funds 3343 Peachtree Rd., #450 Atlanta, GA 30326	310,000	(f)	7.1%
Christian K. Bement	256,500	(g)	5.9%
Allan E. Buch	9,750	(h)	*
Alexander L. Kyman	28,000	(i)	*
Robert M. Smiland	12,250	(j)	*
Gregory Helm	24,500	(k)	*
Charles E. Barrantes	53,333	(l)	1.2%
David I. Sunkin	54,983	(m)	1.3%
James E. Smith	36,666	(n)	*
John K. Minnihan	32,663	(o)	*
All directors and executive officers as a group (9 persons)	508,645		11.6%

*
Indicates ownership of less than 1% of the Company's Common Stock based on 4,379,682 shares issued and outstanding on June 29, 2003.

(a)
Except as noted below, each of such beneficial owners exercises sole voting and investment power over all shares shown. Amounts include shares owned outright plus shares which could be acquired on or before August 28, 2003.

(b)
According to a Securities and Exchange Commission Schedule 13G, dated February 12, 2003. Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment adviser or manager, Dimensional possesses both voting and/or investment power over the securities of the Company that are owned by the Funds. All securities are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(c)
According to a Securities and Exchange Commission Schedule 13D, dated August 23, 2002, Gabelli Funds, Inc. and its affiliates hold all such shares for the benefit of their clients. Gabelli Funds, Inc. claims beneficial ownership of all 1,562,260 shares except for 9,460 shares owned by Mario J. Gabelli as an individual.

(d)
According to a Securities and Exchange Commission Form 4 dated June 10, 2003.

(e)
According to a Securities and Exchange Commission Schedule 13D, dated August 12, 2002.

(f)
According to a Securities and Exchange Commission Schedule 13G dated December 31, 2000.

(g)
Includes 56,500 shares owned outright and 200,000 shares which may be acquired upon the exercise of employee stock options which are presently exercisable.

(h)
Includes 4,750 shares owned outright and 5,000 shares which may be acquired upon the exercise of directors' stock options which are presently exercisable.

(i)
Includes 5,500 shares owned by a trust of which Mr. Kyman is one of two trustees, 2,500 shares in an Individual Retirement Account and 20,000 shares which may be acquired upon the exercise of directors' stock options which are presently exercisable.

(j)
Includes 7,250 shares owned outright and 5,000 shares which may be acquired upon the exercise of directors' stock options which are presently exercisable.

(k)
Includes 7,000 shares owned outright and 17,500 shares which may be acquired upon the exercise of directors' stock options which are presently exercisable.

(l)
All 53,333 shares may be acquired upon the exercise of employee stock options which are presently exercisable.

(m)
Includes 1,500 shares owned outright, 150 shares held as a custodian for Mr. Sunkin's minor child, and 53,333 shares which may be acquired upon the exercise of employee stock options which are presently exercisable.

(n)
Includes 9,000 shares owned outright and 27,666 shares which may be acquired upon the exercise of employee stock options which are presently exercisable.

(o)
Includes 747 shares owned outright and 31,916 shares which may be acquired upon the exercise of employee stock options which are presently exercisable.

ITEM 13. Certain Relationships and Related Transactions.

        None.

ITEM 14. Controls and Procedures

        Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

        Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

ITEM 15. Principal Accountant Fees and Services

        The following table sets forth the aggregate fees billed to the Company by its principal accounting firm, Ernst & Young LLP and Arthur Andersen LLP, during Fiscal 2003 and Fiscal 2002, respectively.

	2003	2002
Audit Fees	$112,970	$111,300
Audit Related Fees	$1,500	$0
Tax Fees	$115,185	$90,700
Other Fees	$0	$0

        Audit Fees include services related to the annual audit of the Company's consolidated financial statements to be included in Form 10-K and the quarterly reviews of the Company's consolidated financial statements to be included in Form 10-Q.

        Audit Related Fees primarily include services for accounting consultations.

        Tax fees include services for federal and state income tax compliance, consultation and planning.

PART IV

ITEM 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements
See Item 8.
	2.	Financial Statement Schedules
Schedules have been omitted because they are not applicable or the information required to bet set forth therein is either included in the consolidated financial statements or is not significant.
	3.	Exhibits
The Exhibits required to be filed hereunder are indexed on page 28.
(b)	Reports on Form 8-K
None.

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

        Forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the Company's past experience or current expectations. The following are some of the risks and uncertainties that may impact the forward-looking statements: the impact of the Company's retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company's expansion of its fleet services division, new product rollout and Quality Fleet & Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing, insurance or lending constraints, the impact of various tax positions taken by the Company and the risk that the identification or consummation of any particular transaction or strategic outcome as a result of the Company's review of its strategic alternatives is not assured.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARL SCHEIB, INC.
Date: July 28, 2003	By	/s/ CHRISTIAN K. BEMENT Christian K. Bement President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By	/s/ CHRISTIAN K. BEMENT Christian K. Bement	Interim Chairman of the Board; President and Chief Executive Officer [Principal Executive Officer]	July 28, 2003
By	/s/ ALLAN E. BUCH Allan E. Buch	Director	July 28, 2003
By	/s/ GREG J. HELM Greg J. Helm	Director	July 28, 2003
By	/s/ ALEXANDER L. KYMAN Alexander L. Kyman	Director	July 28, 2003
By	/s/ ROBERT M. SMILAND Robert M. Smiland	Director	July 28, 2003
By	/s/ CHARLES E. BARRANTES Charles E. Barrantes	Vice President and Chief Financial Officer [Principal Financial Officer]	July 28, 2003
By	/s/ JOHN K. MINNIHAN John K. Minnihan	Vice President—Finance [Principal Accounting Officer]	July 28, 2003

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christian K. Bement, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Earl Scheib, Inc. (the "Report");

2.
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

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

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this Report (the "Evaluation Date"); and

c.
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

/s/ CHRISTIAN K. BEMENT Christian K. Bement President and Chief Executive Officer
July 28, 2003

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles E. Barrantes, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Earl Scheib, Inc. (the "Report");

2.
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

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

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this Report ("the Evaluation Date"); and

c.
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
July 28, 2003

EXHIBIT INDEX

Exhibit No.
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
3	(b)	Amended and Restated Bylaws of Earl Scheib, Inc.
10	(d)
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
10	(n)	Earl Scheib, Inc. Modified Executive Retention and Incentive Plan dated April 2, 2003.*
21		Subsidiaries of the Registrant filed as Exhibit 22 to the Registrant's 1999 Form 10-K and hereby incorporated herein by reference.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
23.2		Notice Regarding Consent of Arthur Andersen LLP.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Earl Scheib, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year ended April 30,
	2003	2002	2001
Net sales	$47,235	$52,126	$55,061
Cost of sales	38,321	40,736	42,890

Gross profit	8,914	11,390	12,171
Selling, general and administrative expense	12,211	14,171	14,806
Restructuring charges, net	(15)	9	645
Provision for impairment of fixed assets	169	183	1,242

Operating loss	(3,451)	(2,973)	(4,522)
Gain on sales and disposals of property and equipment	1,479	4,088	242
Interest expense	(458)	(434)	(464)
Interest income	606	44	33

Income (loss) before income taxes	(1,824)	725	(4,711)
Provision for income taxes	105	275	63

Net income (loss)	$(1,929)	$450	$(4,774)

Earnings (loss) per share
Basic	$(0.44)	$0.10	$(1.10)
Diluted	(0.44)	0.10	(1.10)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Earl Scheib, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	April 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$3,447	$2,524
Certificates of deposit (restricted)	1,378	963
Income tax receivable	—	416
Accounts receivable, less allowances of $108 in 2003 and $111 in 2002	541	503
Inventories	1,666	1,891
Prepaid expenses, including advertising costs of $444 in 2003 and $612 in 2002	1,696	2,110
Deferred income taxes	1,173	1,665
Property held for sale	—	30
Other current assets	21	9

Total current assets	9,922	10,111
Property, plant and equipment, net	10,281	12,272
Deferred income taxes	768	1,204
Other, including cash surrender value of life insurance of $2,433 in 2003 and $2,257 in 2002	2,701	2,453

	$23,672	$26,040

Liabilities
Current liabilities:
Accounts payable	$596	$733
Accrued expenses:
Payroll and related taxes	1,262	1,251
Insurance	2,349	1,613
Interest	1,337	1,486
Advertising	193	220
Legal and professional	328	781
Other	1,144	1,241
Income taxes payable	1,405	1,695

Total current liabilities	8,614	9,020
Deferred management compensation	3,020	3,088
Long-term debt and obligations	1,683	1,683
Commitments and contingencies	—	—
Shareholders' Equity:
Capital stock $1 par—12,000,000 shares authorized; 4,803,000 issued and 4,380,000 and 4,368,000 outstanding in 2003 and 2002, respectively	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	1,758	3,736
Treasury stock (423,000 shares in 2003 and 435,000 shares in 2002)	(2,962)	(3,046)

Total shareholders' equity	10,355	12,249

	$23,672	$26,040

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Earl Scheib, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(Dollars in thousands, except share data)

	Capital Stock, $1 Par
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance April 30, 2000	4,359,000	$4,803	$6,756	$8,109	$(3,108)	$16,560
Net loss	—	—	—	(4,774)	—	(4,774)

Balance April 30, 2001	4,359,000	4,803	6,756	3,335	(3,108)	11,786
Net income	—	—	—	450	—	450
Issuance of treasury stock	9,000	—	—	(49)	62	13

Balance April 30, 2002	4,368,000	4,803	6,756	3,736	(3,046)	12,249
Net loss	—	—	—	(1,929)	—	(1,929)
Issuance of treasury stock	12,000	—	—	(49)	84	35

Balance April 30, 2003	4,380,000	$4,803	$6,756	$1,758	$(2,962)	$10,355

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Earl Scheib, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended April 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(1,929)	$450	$(4,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sales and disposals of property and equipment	(1,404)	(3,735)	(140)
Depreciation and amortization	1,564	1,791	2,604
Provision for impairment of fixed assets	169	183	1,242
Deferred income taxes	928	—	(258)
Write down of fixed assets included in restructuring charges	—	73	357
Compensation expense on issuance of restricted stock	35	13	—
Changes in operating assets and liabilities:
Receivables	378	(600)	(92)
Inventories	225	80	(37)
Prepaid expenses and other current assets	402	(139)	339
Other assets	(248)	(145)	(111)
Accounts payable	(137)	(541)	84
Accrued expenses and income taxes payable	(269)	196	1,573
Deferred management compensation	(68)	(72)	(55)

Net cash provided by (used in) operating activities	(354)	(2,446)	732

Cash flows from investing activities:
Purchase of certificates of deposit	(415)	(963)	—
Capital expenditures	(244)	(723)	(1,209)
Proceeds from disposals of property and equipment	1,936	5,950	905

Net cash provided by (used in) investing activities	1,277	4,264	(304)

Cash flows from financing activities:
Principal payments on long-term debt and obligations	—	—	(104)
Payments of life insurance loans	—	—	—
Payments of bank loan	—	—	(220)

Net cash used in financing activities	—	—	(324)

Net increase in cash and cash equivalents	923	1,818	104
Cash and cash equivalents, at beginning of year	2,524	706	602

Cash and cash equivalents, at end of year	$3,447	$2,524	$706

Supplemental cash flow disclosure:
Income taxes paid	$298	$502	$(265)
Interest paid	156	19	194

Noncash financing activity—issuance of restricted stock (Note 10)	$35	$13	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Earl Scheib, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.
Summary of Significant Accounting Policies

        Nature of Business:    Earl Scheib, Inc. and subsidiaries (the "Company") operate auto painting and auto body repair locations for both retail consumers and businesses. At April 30, 2003, 2002, and 2001, the Company operated 124, 132, and 159 retail paint and body repair shops, respectively, and operated one, two and one large fleet centers at April 30, 2003, 2002, and 2001, respectively.

        Principles of Consolidation:    The Company's consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant of these is the uninsured or deductible portion of the workers compensation liability, which is based on estimates of the development of incurred claims.

        Cash and Cash Equivalents:    All highly liquid investment instruments with terms of three months or less at the time of acquisition are considered to be cash equivalents while those having original maturities in excess of three months are considered marketable securities.

        Fair Value of Financial Instruments:    The carrying value of financial assets and liabilities approximates fair value due to their short maturity.

        Accounts Receivable:    Write-offs of accounts receivable totaled $83, $89, and $61; while provisions for doubtful accounts totaled $81, $116, and $174 for the years ended April 30, 2003, 2002 and 2001, respectively. Recoveries in the years ended April 30, 2003, 2002 and 2001 were $1, $22 and $0, respectively.

        Inventories:    Inventories, which are composed of auto paint, shop supplies and materials, are stated at the lower of last-in, first-out (LIFO) cost or market. A summary of inventories is as follows:

	April 30,
	2003	2002
Paint and related supplies	$1,797	$1,944
Raw materials	448	476
LIFO reserve	(579)	(529)

Total inventories	$1,666	$1,891

        Property, Plant and Equipment:    Property, plant and equipment are recorded at cost and depreciated and amortized over their estimated useful lives or lease terms, whichever is less. Significant additions or improvements extending asset lives are capitalized; normal maintenance and repair costs are expensed as incurred. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods, with respect to certain assets, for income tax purposes.

        Revenue Recognition:    The Company recognizes revenue when the work is completed and the customer accepts delivery of the vehicle.

        Advertising:    Advertising costs are expensed as incurred, except that costs related to the placement of Company information in the yellow pages are capitalized as prepaid expenses and amortized over the applicable directory period, generally one year. Advertising costs expensed during the years ended April 30, 2003, 2002 and 2001 totaled $3,376, $3,628 and $4, 010, respectively; and costs capitalized at April 30, 2003 and 2002 totaled $444 and $612, respectively.

        Pre-opening Costs:    Expenses associated with the opening of new auto paint shops and fleet centers are expensed as incurred.

        Income Taxes:    Deferred income taxes are provided at the statutory rates on the difference between the financial statement and tax basis of assets and liabilities and are classified in the consolidated balance sheet as current or long-term consistent with the classification of the related asset or liability giving rise to the deferred income taxes. The carrying value of deferred income tax assets is determined based upon an evaluation of whether the realization of such assets is more likely than not.

        Stock-Based Compensation:    At April 30, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 5. The company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	April 30,
	2003	2002	2001
Net income (loss) as reported	$(1,929)	$450	$(4,774)
Stock based employee compensation expense determined under SFAS No. 123	(160)	(435)	(612)

Pro forma net income (loss)	$(2,089)	$15	$(5,386)

Net income (loss) per Common share:
As reported:
Basic	$(0.44)	$0.10	$(1.10)
Diluted	(0.44)	0.10	(1.10)

Pro forma:
Basic	$(0.48)	$0.00	$(1.24)
Diluted	(0.48)	0.00	(1.24)

        Because options vest over several years and additional options are granted each year, the effects on pro forma net income (loss) and related per share amounts presented above are not representative of the effect for future years.

        The fair market value of stock options granted for purposes of the SFAS No. 123 compensation was determined by using the Black-Scholes option-pricing model and the following assumptions: a weighted-average, risk-free interest rate of 5.26% and 5.04% for Fiscal 2002 and 2001, respectively; an expected life of 10 years; expected volatility of 80.4% and 66.1% in Fiscal 2002 and 2001, respectively, and no expected dividend. The weighted-average fair value of the options granted by the Company in Fiscal 2002 and 2001, was $1.78 and $1.93, respectively. No stock options were granted in Fiscal 2003.

        Impairment of Long-Lived Assets:    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the Company determines an impairment of a long-lived asset has occurred, it will write down the asset to its estimated fair value, which is based primarily on expected future cash flows. During the years ended April 30, 2003, 2002 and 2001, the Company provided $169, $256, and $1,599 for the impairment of fixed assets in three, eight and thirteen shops, respectively. For the years ended April 30, 2002 and 2001, $73 and $357 of this provision, respectively, are included in "restructuring charges" (Note 9).

        Earnings Per Share:    Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The only potential dilutive securities the Company has outstanding are stock options issued to the Company's Board of Directors, management and employees.

        The weighted-average number of shares used to calculate basic earnings (loss) per share was 4,375, 4,363 and 4,359 for the years ended April 30, 2003, 2002 and 2001, respectively. The weighted-average number of shares used to calculate diluted earnings (loss) per share was 4,375, 4,365 and 4,359 for the years ended April 30, 2003, 2002 and 2001, respectively. Options to purchase 720, 819 and 996 shares were not included in the calculation of diluted earnings per share in Fiscal 2003, 2002 and 2001, respectively, because the effect would be antidilutive.

        Recent Accounting Pronouncements:    In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 were effective for exit or disposal activities that are initiated after December 31, 2002, and its adoption did not have a material effect on the Company's results of operations and financial position.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition to SFAF No. 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. SFAS No. 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 in the fiscal year ended April 30, 2003, as discussed above.

        Reclassification:    Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

2.
Taxes on Income

        The components of the provision for income taxes are as follows:

	Year Ended April 30,
	2003	2002	2001
Current:
Federal	$0	$—	$(258)
State	105	56	(63)

	105	56	(195)

Deferred	0	219	258

Total	$105	$275	$63

        Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Year Ended April 30,
	2003	2002	2001
Tax at U.S. federal statutory tax rate (benefit)	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	2.0	4.0	1.3
Valuation reserve	40.0	—	34.0
Other	(2.0)	—	—

Total	6.0%	38.0%	1.3%

        At April 30, 2003, net current deferred income tax assets and net long-term deferred income tax assets were comprised of the following:

	April 30,
	2003	2002
Current deferred income tax assets:
Alternative minimum tax credit	$—	$221
Accrued insurance	942	683
Accrued payroll and vacation	73	175
Accrue medical insurance	47	256
Other	111	330

	$1,173	$1,665

Long-term deferred income tax assets (liabilities):
Alternative minimum tax credit	544	—
Net operating loss	$1,488	$381
Deferred compensation	1,332	1,268
Depreciation	1,286	590
Other	230	1,100
Valuation allowance	(4,112)	(2,135)

	$768	$1,204

        In Fiscal 2003 and Fiscal 2002, the Company had deferred income tax assets, net of valuation allowance, of $1,941 and $2,869, respectively. As of April 30, 2003, the Company owned 44 parcels of unencumbered properties, including its manufacturing and warehouse facility. These properties were purchased a number of years ago. Should the Company's taxable income be insufficient in any one year to realize the deferred income tax asset, then one or more of these properties could be sold for a gain to realize the income tax asset. Accordingly, it is management's present belief that it is more likely than not that the net deferred income tax asset will be realized.

        As of April 30, 2003, the Company had a net operating loss carryforward of approximately $4,100 available to offset future federal income taxes otherwise payable and which expire over twenty years.

        In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997. The IRS is also seeking interest (but not penalties) on the amount of the refund. The Company protested the IRS's position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date. As a result, the Company recorded a benefit of $425 during the third quarter ended January 31, 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003. Though the amount of the disallowance and interest thereon is accrued in the consolidated financial statements at April 30, 2003, such a large single payment would effectively deplete the Company's available cash and would require the Company to evaluate other financial resources that may be available to it in order to satisfy the payment to the IRS. As a result, the Company has filed an Offer In Compromise with the IRS for both the total amount and the payment period.

3.
Property, Plant and Equipment

        Property, plant and equipment, including their estimated useful lives, consist of the following:

	April 30,
			Estimated Useful Life
	2003	2002
Land	$3,521	$3,773
Buildings and building improvements	5,533	6,173	8-33 years
Machinery and equipment	8,998	9,209	3-10 years
Automotive equipment	75	94	2-4 years
Office furniture and equipment	3,341	3,338	3-10 years
Leasehold improvements	7,010	7,370	Life of Lease

	28,478	29,957
Less: accumulated depreciation and amortization	(18,197)	(17,685)

Net property, plant and equipment	$10,281	$12,272

        In Fiscal 2003, the Company sold 4 parcels of real estate for net proceeds of $1,936, resulting in a net gain of $1,479. In Fiscal 2002, the Company sold 14 parcels of real estate and its corporate office building for net proceeds of $5,950, resulting in a net gain of $4,153.

4.
Leases

        The Company leases approximately 66% of its locations and its corporate offices. Management expects that in the normal course of business, excluding retail shops scheduled to be closed as part of the Company's restructuring plan (Note 9), such leases will be renewed or replaced by other leases. Certain lease agreements contain renewal and/or purchase options. Rent expense for Fiscal 2003, 2002 and 2001 was $4,280, $4,434 and $4,204, respectively. Following is a summary, by year, of the future minimum lease commitments as of April 30, 2003.

Year ending April 30:
2004	$3,325
2005	2,735
2006	2,257
2007	1,764
2008	1,320
Thereafter	4,610

Total minimum lease payments	$16,011

5.
Stock Options (Number of shares and options in thousands)

        The Company has two nonqualified stock option plans. One plan allows for the granting of up to 150 shares of the Company's capital stock to nonemployee directors of the Company and the second plan allows for the granting of up to 900 shares of the Company's capital stock to certain employees of the Company. The plans allow for discretionary pricing and vesting periods and options are generally granted for a term of ten years. Besides the two plans discussed, the Company has a separate stock option agreement with its chief executive officer for 200 shares.

        Stock option transactions are summarized as follows:

	Number of Shares	Option price per Share	Weighted Average Exercise Price
Outstanding at April 30, 2000	1,062	$3.50—$11.23	$5.82
Granted	16	$4.00	$4.00
Exercised	—	—	—
Canceled	(82)	$4.00—$11.23	$5.66

Outstanding at April 30, 2001	996	$3.50—$10.00	$5.81
Granted	145	$1.75—$4.50	$3.06
Exercised	—	—	—
Canceled	(312)	$4.00—$9.00	$6.59

Outstanding at April 30, 2002	829	$1.75—$10.00	$5.03
Granted	—	—	—
Exercised	—	—	—
Canceled	(109)	$2.50—$7.75	$4.48

Outstanding at April 30, 2003	720	$1.75—$10.00	$5.12

	April 30,
	2003	2002	2001
Shares exercisable	630	619	766
Shares available for grant	699	590	423

        The following tables summarize information about stock options outstanding and exercisable:

Options Outstanding
Range of Exercise Price	Outstanding at April 30, 2003	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.75—$ 3.50	95	8.6	$2.77
$3.51—$ 4.50	129	5.4	$4.29
$4.51—$ 5.50	388	4.3	$5.35
$5.51—$10.00	108	3.0	$7.32

	720

Options Exercisable
Range of Exercise Price	Exercisable At April 30, 2003	Weighted Average Exercise Price
$1.75—$ 3.50	35	$3.01
$3.51—$ 4.50	99	$4.32
$4.51—$ 5.50	388	$5.35
$5.51—$10.00	108	$7.32

	630

6.
Retirement Plans

Deferred Management Compensation

        In 1987, the Company adopted a nonqualified supplemental compensation plan (the "Plan") to provide benefits (including post retirement health care and death benefits) to certain employees who were officers or key employees of the Company prior to fiscal 1995 (admission to the Plan was discontinued at the beginning of fiscal 1995). Participants share in the cost of the Plan by deferring a portion of their annual compensation for that purpose. Deferred compensation expense under the Plan is comprised of the following:

	For The Year Ended April 30,
	2003	2002	2001
Weighted-average assumptions:
Discount rate	6 1/4%	7 1/4%	7 3/4%

Components of net periodic benefit cost:
Service cost	$54	$50	$45
Interest cost	190	190	200
Amortization of prior service costs	(59)	(59)	(59)

Net periodic benefit cost	$185	$181	$186

        Due to the compensation agreements having predetermined fixed dollar amounts of benefits, no rates of increase in future compensation were used. The table below sets forth the funded status and amounts recognized in the Company's consolidated financial statements for the supplemental compensation plan:

	April 30
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$2,743	$2,756
Service cost	54	50
Interest cost	190	190
Actuarial gain (loss)	153	—
Benefits paid	(253)	(253)

Benefit obligation at end of year	$2,887	$2,743

Change in plan assets:
Fair value of plan assets	—	—
Funded status	$(2,887)	$(2,743)
Unrecognized prior service cost	(304)	(363)
Unrecognized gain	(82)	(235)

Accrued pension expense	$(3,273)	$(3,341)

        The Company entered into whole life insurance contracts to partially fund its obligations under the Plan. The Company was not obligated to enter into these contracts and is not required to use these policy proceeds to pay for the Plan. As of April 30, 2003 and 2002, these contracts had cash surrender values of $2,433 and $2,257, respectively, which the Company has borrowed against (Note 7).

401(k) Plan

        In Fiscal 1999, the Company established a 401(k) Plan covering substantially all employees. Employees may elect to participate in the 401(k) Plan provided that they meet certain eligibility requirements. Voluntary employee contributions are limited to 15 percent (up to the maximum amount allowed by federal regulations) of compensation. Subject to the vesting schedule, Company contributions, equal to 50 percent of the first four percent of employee contributions, are distributed ("matched") at the end of each calendar year to participants then employed. During Fiscal 2003, 2002 and 2001, the Company contributed $84, $86 and $104, respectively.

7.
Long-term Debt and Obligations

        Long term debt and obligations consist of loans against life insurance policy cash surrender values, which bear interest at a variable rate (currently 5.0% to 7.65%) with interest payable annually. The principal is not due until such time as the policies may be surrendered by the Company.

8.
Commitments and Contingencies

        The Company has an agreement with its bank to finance a letter of credit facility under which the bank has issued $2,340 and $1,925 in standby letters of credit at April 30, 2003 and 2002, respectively. The letters of credit are in favor of the Company's insurance carriers and currently secure the unfunded portion of the Company's estimated worker's compensation insurance liabilities (see Note 1).

The agreement requires that at least 50% of the issued standby letters of credit be secured by certificates of deposit at the bank ($1,378 and $963 at April 30, 2003 and 2002, respectively) and that the facility be additionally secured by the personal assets of the Company.

        During the fourth quarter of fiscal 2003, the Company engaged an investment banking firm as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of strategic options designed to maximize shareholder value. In consideration for these services, the Company paid a retainer fee of $75, which is to be credited against additional fees, if any, earned by the investment banking firm. These additional fees would vary depending on whether the services result in a "transaction", "financing" or "strategic outcome", as defined in the agreement, and the aggregate consideration to the Company, as also defined in the agreement. In addition, the Board of Directors approved a retention and incentive plan for the benefit of certain officers whereby severance payments, a transaction bonus, as defined, and certain other benefits, would be payable to these officers in the event a change in control or other transaction, as defined, and certain other conditions occur. As part of this retention and incentive plan, the officers were paid, in the aggregate, $144 as retention bonuses during fiscal 2003.

        The Company is a defendant in a lawsuit filed in Superior Court in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the "Individual Defendants"). The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company's defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy. The policy has an aggregate limit of liability of $3,000, all of which is available for this claim. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002. On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is completed.

        On April 2, 2003, the Court of Appeals affirmed the dismissal on the demurrer of the Individual Defendants. On May 16, 2003, the plaintiff filed and served a Petition for Review with the California Supreme Court. On July 23, 2003, the California Supreme Court granted the Petition for Review and will review the Court of Appeals decision.

        The Company is involved in certain other legal proceedings and claims which arise in the ordinary course of its business. Management currently believes that the amount of ultimate liability with respect to these matters should not materially affect the Company's operations and/or financial position.

9.
Restructuring of Retail Paint and Body Business

        In February 2001, the Board of Directors approved a plan to restructure and reorganize the Company's retail paint and body business. The plan is being implemented over the three year period ending April 30, 2004, primarily as lease obligations expire, and will result in the closing of approximately 40 retail shops located in primarily single-shop areas and in markets where seasonal weather adversely impacts operating results. The restructuring should result in a leaner infrastructure and allow the Company to concentrate its efforts in those geographic areas where it historically has been profitable.

        During the year ended April 30, 2001, the Company recorded restructuring charges totaling $645 for the planned closure of 25 retail shops during the year ended April 30, 2002, including estimated exit costs (shop closure costs and early termination of leases) totaling $288. During the year ended April 30, 2002, $131 of these exit costs were utilized and $134 were reversed to the benefit of operating results, leaving $23 remaining at April 30, 2002. During the year ended April 30, 2003, $3 of the exit costs were reversed to the benefit of operating results, leaving $20 remaining at April 30, 2003. Net sales generated by these 25 retail shops were $0, $3,030 and $6,284 for Fiscal 2003, 2002 and 2001, with net operating income (loss) of $0, $(7) and $23, respectively.

        During the year ended April 30, 2002, the Company recorded restructuring charges totaling $143 for the planned closure of eight leased retail shops through April 30, 2003, including estimated exit costs of $70. During the fiscal year ended April 30, 2003, $53 of these exit costs were utilized and $12 were reversed to the benefit of operating results, leaving $5 remaining. The Company also planned to close four owned retail shops through April 30, 2003, which required no estimated exit costs to be recorded. Net sales generated by these 12 retail shops were $1,181, $2,900 and $3,119 for Fiscal 2003, 2002 and 2001, with net operating income (loss) of $(153), $(456) and $58, respectively.

        Because of the reliance on estimates and potential changing conditions for the planned shop closures in the year ending April 30, 2004 and subsequently, the Company believes that future charges to its results of operations are possible during the years in which the shops actually close.

10.
Issuance of Restricted Stock to Directors

        During the years ended April 30, 2003 and 2002, the Company issued 12,000 and 9,000 shares of its capital stock to five and four of the outside members of the Board of Directors, respectively, in lieu of a portion of their cash compensation for their service on the Board. The shares were issued from treasury stock held by the Company and are "restricted securities" as defined by the rules of the Securities and Exchange Commission. The aggregate fair market value of these shares at the date of issuance in the years ended April 30, 2003 and 2002 of $35 (or $2.95 per share) and $13 (or $1.60 per share), respectively, has been recorded as compensation expense and the excess of the Company's acquired cost over this fair market value, or $49 in both years, was charged directly to retained earnings.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Earl Scheib, Inc.

        We have audited the accompanying consolidated balance sheets of Earl Scheib, Inc. and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Earl Scheib, Inc., for the fiscal year ended April 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated July 11, 2001.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earl Scheib, Inc. and subsidiaries as of April 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for the two years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States.

                          /s/  ERNST & YOUNG LLP

Los Angeles, California
July 17, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Earl Scheib, Inc. filing on Form 10-K for the year ended April 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The balance sheet as of April 30, 2001, referred to in this report has not been included in the accompanying financial statements.

Report of Independent Public Accountants

To the Shareholders of Earl Scheib, Inc.:

We have audited the accompanying consolidated balance sheets of Earl Scheib, Inc. (a Delaware corporation) and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earl Scheib, Inc. and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/  ARTHUR ANDERSEN LLP

Los Angeles, California
July 11, 2001

EARL SCHEIB INC. AND SUBSIDIARIES
AVAILABILITY OF EXHIBITS

The Company will furnish upon
request copies of the exhibits indicated
on pages 28 and 29 of the Form 10-K
at a cost of 25¢ per page, which
is the reasonable cost to the Company
in fulfilling the request.

QuickLinks

PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Company
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Controls and Procedures
  ITEM 15. Principal Accountant Fees and Services
PART IV
  ITEM 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Earl Scheib, Inc. and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data)
Earl Scheib, Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except share data)
Earl Scheib, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity (Dollars in thousands, except share data)
Earl Scheib, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Earl Scheib, Inc. Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
Report of Independent Public Accountants