Form 10-Q
period 2003-07-31
SCHEIB EARL INC
filed 2003-09-12
CIK 87196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Yes ☐    No ☒

As of September 8, 2003, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,379,682 shares outstanding.

This report contains a total of 13 pages.

PART I-FINANCIAL INFORMATION

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	Unaudited
	July 31, 2003	April 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$4,358	$3,447
Certificates of deposit (restricted)	1,378	1,378
Accounts receivable, less allowances of $106 at July 31, 2003 and $108 at April 30, 2003	495	541
Inventories	2,003	1,666
Prepaid expenses, including advertising costs of $518 at July 31, 2003 and $444 at April 30, 2003	1,529	1,696
Deferred income taxes	1,173	1,173
Other current assets	14	21
Total Current Assets	10,950	9,922

Property, plant and equipment, net	9,965	10,281

Deferred income taxes	768	768

Other, including cash surrender value of life insurance of $2,479 at July 31, 2003 and $2,433 at April 30, 2003	2,861	2,701

Total Assets	$24,544	$23,672

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,220	$596
Accrued expenses:
Payroll and related taxes	1,193	1,262
Insurance	2,427	2,349
Interest	1,288	1,337
Advertising	378	193
Legal and professional	308	328
Other	1,095	1,144
Income taxes payable	1,476	1,405
Total Current Liabilities	9,385	8,614

Deferred management compensation	3,003	3,020

Long-term debt and obligations	1,683	1,683

Commitments and contingencies	—	—

Shareholders’ Equity:
Capital stock $1 par - 12,000,000 shares authorized; 4,803,000 issued and 4,380,000 outstanding	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	1,876	1,758
Treasury stock (423,000 shares)	(2,962)	(2,962)

Total Shareholders’ Equity	10,473	10,355

Total Liabilities and Shareholders’ Equity	$24,544	$23,672

The accompanying Notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2003	2002
Net sales	$13,254	$13,070

Cost of sales	9,939	10,089

Gross profit	3,315	2,981

Selling, general & administrative expense	3,041	3,227

Operating income (loss)	274	(246)

Interest expense	(89)	(113)

Interest income	6	5

Income (loss) before income taxes	191	(354)

Provision for income taxes	73	15

Net income (loss)	$118	$(369)

Basic earnings (loss) per share	$0.03	$(0.08)

Diluted earnings (loss) per share	$0.03	$(0.08)

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended July 31,
	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$934	$1

NET CASH USED IN INVESTING ACTIVITIES - Capital expenditures	(23)	(77)

Net increase (decrease) in cash and cash equivalents	911	(76)

Cash and cash equivalents, at beginning of the period	3,447	2,524

Cash and cash equivalents, at end of the period	$4,358	$2,448

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$1	$32
Interest paid	127	123

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Earl Scheib, Inc. and subsidiaries (the “Company”) without audit, in accordance with accounting principles generally accepted in the United States. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed. It is management’s belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company’s business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

Inventories consist of the following:

	Unaudited July 31, 2003	April 30, 2003
Paint and related supplies	$1,952	$1,797
Raw materials	630	448
LIFO reserve	(579)	(579)
Total inventories	$2,003	$1,666

NOTE 3. STOCK-BASED COMPENSATION

The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan.  Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the indicated period as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for the first three months of fiscal years 2004 and 2003 would have been reduced to the following pro forma amounts.

	(Unaudited) Three Months Ended July 31,
	2003	2002

Net income (loss) as reported	$118	$(369)
Stock based employee compensation expense determined under SFAS No. 123	(32)	(40)
Related tax benefit	12	0

Pro forma net income (loss)	$98	$(409)

Net income (loss) per common share:
As reported:
Basic	$0.03	$(0.08)
Diluted	0.03	(0.08)

Pro forma:
Basic	$0.02	$(0.09)
Diluted	0.02	(0.09)

Because options vest over several years and additional options are granted each year, the effects on pro forma net income (loss) and related per share amounts presented above are not representative of the effect for future periods.

NOTE 4. LETTER OF CREDIT FACILITY

The Company has an agreement with its bank to finance a letter of credit facility under which the bank has issued $2,092 and $2,340 in standby letters of credit at July 31, 2003 and April 30, 2003, respectively.  The letters of credit are in favor of certain of the Company’s insurance carriers and currently secure the unfunded portion of the Company’s estimated worker’s compensation insurance liabilities. The agreement requires that at least 50% of the issued standby letters of credit be secured by certificates of deposit at the bank ($1,378 at July 31, 2003 and April 30, 2003) and that the facility be additionally secured by the personal assets of the Company.   Subsequent to July 31, 2003, this facility was replaced by a secured revolving credit facility with a financial institution, which eliminated the requirement for the certificates of deposit (see Note 11).

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed in Superior Court in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers.  The plaintiff subsequently added certain directors and officers as defendants (the ‘‘Individual Defendants’’) for whom the Company has provided indemnity.  The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case.  The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time.  The Company tendered this claim to its insurance carrier seeking coverage, which was denied.  The Company then submitted the matter to binding arbitration, which was held in September 2001.  In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company’s defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible.  The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy.  The policy has an aggregate limit of liability of $3,000, all of which is available for this claim. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002.  On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is completed.

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

NOTE 6. EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The only potential dilutive securities the Company has outstanding are stock options issued to the Company’s Board of Directors, management and employees.

The weighted-average number of shares used to calculate basic earnings (loss) per share was 4,380, and 4,368 for the quarters ended July 31, 2003, and 2002, respectively.  The weighted-average number of shares used to calculate diluted earnings (loss) per share was 4,385, and 4,368 for the quarters ended July 31, 2003, and 2002, respectively.  Options to purchase 721 shares were not included in the calculation of diluted earnings per share in the quarter ended July 31, 2002, because the effect would be antidilutive.

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

During the year ended April 30, 2001, the Company recorded restructuring charges totaling $645 for the planned closure of 25 retail shops during the year ended April 30, 2002, including estimated exit costs (shop closure costs and early termination of leases) totaling $288.  During the year ended April 30, 2002, $131 of these exit costs were utilized and $134 were reversed to the benefit of operating results, leaving $23 remaining at April 30, 2002.  During the year ended April 30, 2003, $3 of the exit costs were reversed to the benefit of operating results, leaving $20 remaining at April 30, 2003 and at July 31, 2003 for two retail shops.

During the year ended April 30, 2002, the Company recorded restructuring charges totaling $143 for the planned closure of eight leased retail shops through April 30, 2003, including estimated exit costs of $70.  During the fiscal year ended April 30, 2003, $53 of these exit costs were utilized and $12 were reversed to the benefit of operating results, leaving $5 remaining.  During the quarter ended July 31, 2003, $5 of these exit costs were reversed to the benefit of operating results, leaving $0 remaining.

Because of the reliance on estimates and potential changing conditions for the planned shop closures in the year ending April 30, 2004 and subsequently, the Company believes that future charges to its results of operations are possible during the years in which the shops actually close.

NOTE 8. DEFERRED MANAGEMENT COMPENSATION PLAN

The current portion of the deferred management compensation plan ($253 at July 31, 2003 and April 30 2003) is included in “Accrued expenses – Other” in the condensed consolidated balance sheets.

NOTE 9. LONG-TERM DEBT AND OBLIGATIONS

Long-term debt and obligations consist of loans against life insurance policy cash surrender values, which bear interest at a variable rate (4.5% to 6.9% at July 31, 2003 and 5.0% to 7.65% at April 30, 2003) with interest payable annually.  The principal is not due until such time as the policies may be surrendered by the Company.  The Company entered into these life insurance policies to partially fund its obligations under the deferred management compensation plan.  The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of the covered plan participant.  All of the participants were officers or key employees prior to fiscal 1995.

NOTE 10. INCOME TAXES

In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service (“IRS”) disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997.  The IRS is also seeking interest (but not penalties) on the amount of the refund.  The Company protested the IRS’s position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date.  As a result, the Company recorded a benefit of $425 during the third quarter ended January 31, 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003.  Though the amount of the disallowance and interest thereon is accrued in the consolidated financial statements at July 31, 2003, such a large single payment would significantly deplete the Company’s available cash and would require the Company to evaluate other financial resources that may be available to it in order to satisfy the payment to the IRS.  As a result, the Company has filed an Offer In Compromise with the IRS for the total amount due.

The Company provided for federal and state taxes at an effective rate of 38.2% in the quarter ended July 31, 2003.  The Company did not recognize any federal income tax benefit for its operating loss in the quarter ended July 31, 2002.  Due to income allocation and state income tax laws, only a portion of the Company’s state income taxes in the quarter ended July 31, 2002 was offset by the operating loss.  The Company provided $15 in state taxes during the quarter ended July 31, 2002.

NOTE 11. SUBSEQUENT EVENT – SECURED CREDIT FACILITY

In August 2003, the Company entered into a loan and security agreement (the “Agreement”) with a financial institution for a two-year $10,000 revolving line and letter of credit facility.  The credit facility is secured by the assets of the Company, including its owned real estate properties, and requires the maintenance of certain financial covenants.  The Company  could be exposed to interest rate risk since any cash borrowings under this credit facility will bear interest at the financial institution’s prime rate, plus four percent.  At the closing of the Agreement, the Company has an available borrowing base, as defined, of approximately $5,500; which, at the Company’s discretion, can be increased up to $10,000 upon the completion of satisfactory appraisals, surveys, title and certain environmental reports on its real properties located outside of the state of California.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollars in thousands)

QUARTER ENDED JULY 31, 2003 (“FIRST QUARTER OF FISCAL 2004”) COMPARED TO THE QUARTER ENDED JULY 31, 2002 (“FIRST QUARTER OF FISCAL 2003”)

Net sales for the First Quarter of Fiscal 2004 increased by $184, or 1.4%, compared to the First Quarter of Fiscal 2003 despite the loss of sales of $559 resulting from a weighted-average eight fewer retail shops since the First Quarter of Fiscal 2003 (pursuant to the planned restructuring of the retail paint and body business announced in the fourth quarter of fiscal year 2001).  The increase in net sales resulted primarily from a 4.9% same-shop (shops open one year or more) sales increase of $590 and an increase of $153 in combined sales from the Company’s fleet and truck center and commercial coatings operations.

The gross profit margin percentage increased to 25.0% in the First Quarter of Fiscal 2004 from 22.8% in the First Quarter of Fiscal 2003.  The increase in gross margin percentage was primarily due to the increased net sales and the overall reduction in the components of cost of sales, partially offset by increased insurance expenses.

Selling, general and administrative expenses decreased by $186 in absolute dollars and as a percentage of sales in the First Quarter of Fiscal 2004 from the First Quarter of Fiscal 2003 due primarily to overall reductions in administrative expenses.

Interest expense was $89 in the First Quarter of Fiscal 2004 as compared to $113 in the First Quarter of Fiscal 2003, and relates primarily to the accrual of interest on the IRS’s disallowance of a net operating loss carryback (which is discussed in Note 10 to the Condensed Consolidated Financial Statements) and life insurance loans.

The Company provided for federal and state income taxes at an effective rate of 38.2% in the First Quarter of Fiscal 2004.  The Company did not recognize any federal income tax benefit in the First Quarter of Fiscal 2003.  Due to income allocation and state income tax laws, only a portion of the Company’s state income taxes in the First Quarter of Fiscal 2003 was offset by the operating loss.  The Company provided $15 in state income taxes during the First Quarter of Fiscal 2003.

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

As of July 31, 2003, the Company had current assets of $10,950 and current liabilities of $9,385 for a net working capital of $1,565.  During the First Quarter of Fiscal 2004, net cash provided by operating activities was $934, compared with $1 net cash provided in the First Quarter of Fiscal 2003, and capitalized expenditures were $23.  The Company expects that future cash flow from operations will be enhanced by these capital additions.  During Fiscal 2004, the Company plans to perform various capital improvements for an estimated cost of approximately $200.

The Company’s long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies.  The Company has no specific assets dedicated to its deferred compensation plan (the “Plan), but has entered into life insurance contracts on behalf of certain participants to partially fund its obligations under the Plan.  Obligations under the Plan are generally payable over a 15-year period after the participant attains age 65 and has been employed by the Company for at least 10 years.  The Company expects to satisfy these obligations by utilizing the accumulated cash values in the insurance contracts (net of the related loans), by cash to be received through the death benefits in these insurance contracts and from cash to be provided in its operating, investing and financing activities.  Accumulated cash values under the insurance contracts and the related loan and accrued interest balances at April 30, 2003 totaled $2,433, $1,683 and $124, respectively.

The Company believes that the death benefits under the life insurance contracts, along with the accumulated net cash values and cash to be provided from its operating, investing and financing activities, should be adequate to meet its obligations under the Plan.  At April 30, 2003, the face value of the life insurance policies totaled $4,954.

The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of the covered Plan participant.  In that event, the Company intends to satisfy this liability from the proceeds received from the death benefit.  The proceeds not utilized to repay the loan and accrued interest would be available to satisfy the benefit obligations under the Plan.  Assuming that all covered participants had died and the Company then repaid the related loans and accrued interest at April 30, 2003, the proceeds from the death benefits that would be available to satisfy the undiscounted Plan obligations of $4,031 (generally payable over 15 years) totaled $3,148.

The Company arranges for the issuance of standby letters of credit to the benefit of certain of its insurance carriers for the unfunded portion of estimated workers compensation liabilities over different policy years.  During the year ended April 30, 2003, this arrangement was made with the Company’s bank and required the purchase of certificates of deposit totaling $1,378 at April 30, 2003 (and at July 31, 2003) to secure 59% of the standby letters of credit issued.  See Notes 4 and 11 to the Condensed Consolidated Financial Statements.

In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service (“IRS”) disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997.  The IRS is also seeking interest (but not penalties) on the amount of the refund.  The Company protested the IRS’s position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date.  As a result, the Company recorded a benefit of $425 during the third quarter ended July 31, 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003.  Though the amount of the disallowance and interest thereon is accrued in the consolidated financial statements at July 31, 2003, such a large single payment would significantly deplete the Company’s available cash and would require the Company to evaluate other financial resources that may be available to it in order to satisfy the payment to the IRS.  As a result, the Company has filed an Offer In Compromise with the IRS for the total amount due.

As of July 31, 2003, the Company owned 44 parcels of unencumbered real estate, including the Company’s paint factory and warehouse, which could be either sold or used as security to obtain additional financing (see Note 11 to the Condensed Consolidated

Financial Statements).  The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

During the fourth quarter of Fiscal 2003, the Company engaged an investment banking firm, Ryan Beck & Co., as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of options designed to maximize shareholder value.

As of July 31, 2003, the Company had deferred income tax assets totaling $1,941, which realization would require a significant increase from Fiscal 2003 taxable income to approximately $5,708.  The Company believes, however, that because of the relatively long 20-year expiration period of its federal net operating loss carryforward, combined with its ability to devise tax-planning strategies involving the sales of owned real estate, or the likelihood of the consummation of a transaction through the services of the investment banking firm recently engaged, or both; it is more likely than not that the deferred income tax assets will be realized.

INFLATION

Inflation has not had a significant impact on the Company’s results of operations for the periods presented.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management evaluates its estimates and judgments, including those related to its most critical accounting policies, on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company’s significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.  The Company believes its critical accounting policies to be in the area of risk management, specifically workers compensation, which records the uninsured or deductible portion of the liability based on estimates of the development of incurred claims; and in the provision for impairment to long-lived assets, which is based on the estimate of future cash flows for the operating unit.  Changing conditions and the use of different assumptions in deriving these estimates could have a material effect on reported financial results.

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

Changing conditions and the use of different assumptions in deriving the estimates described above could have a material effect on the reported financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of July 31, 2003, the Company had no significant exposure to the market risks related to changes in interest rates, currency exchange rates, commodity prices and equity values.  See Note 11 to the Condensed Consolidated Financial Statements.

Item 4.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company may be “forward looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and in  filings with the Securities and Exchange Commission.  Generally, the words “believe,” “expect,” “hope,” “intend,” “estimate,” “anticipate,” “plan,” “will,” “project,” and similar expressions identify forward-looking statements which generally are not historical in nature.  All statements which address operating performance, events, developments or strategies that the Company expects or anticipates in the future are forward-looking statements.

Forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the Company’s past experience or current expectations.  The following are some of the risk and uncertainties that may impact the forward-looking statements: the impact of the Company’s retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company’s expansion of its fleet services division, new product rollout and Quality Fleet and Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing, insuring or lending constraints and the impact of various tax positions taken by the Company and the risk that the identification or consummation of any particular transaction or strategic outcome as a result of the Company’s retention of an investment banking firm is not assured.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits:

31.1  Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act., as amended.

31.2  Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act., as amended.

32.1  Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)     Reports on Form 8-K:

(i)  On May 22, 2003, the Registrant filed a Current Report on Form 8-K under Items 5 and 7, filing as Exhibit 99.1 the announcement of Registrant’s retention of the investment banking firm of Ryan Beck & Co. to explore strategic alternatives.

(ii)  On May 28, 2003, the Registrant filed a Current Report on Form 8-K under Items 5 and 7, filing as Exhibit 99.1 new sections 12, 13 and 14 of Registrant’s Amended and Restated Bylaws.

(iii)  On July 18, 2003, the Registrant filed a Current Report on Form 8-K under Items 7 and 9, filing as Exhibit 99.1 the press release of Registrant, dated July 17, 2003, announcing financial results for the fourth quarter and fiscal year ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARL SCHEIB, INC.
Registrant

September 12, 2003	/s/ Christian K. Bement
Dated	Christian K. Bement, President and
Chief Executive Officer

September 12, 2003	/s/ Charles E. Barrantes
Dated	Charles E. Barrantes, Vice President and
Chief Financial Officer