Form 10-Q
period 2003-10-31
SCHEIB EARL INC
filed 2003-12-12
CIK 87196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Yes  ☐    No  ☒

As of December 8, 2003, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,379,682 shares outstanding.

This report contains a total of 14 pages.

PART I-FINANCIAL INFORMATION

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	Unaudited
	October 31, 2003	April 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,203	$3,447
Certificates of deposit (restricted)	—	1,378
Accounts receivable, less allowances of $118 at October 31, 2003 and $108 at April 30, 2003	448	541
Inventories	2,066	1,666
Prepaid expenses, including advertising costs of $469 at October 31, 2003 and $444 at April 30, 2003	1,512	1,696
Deferred income taxes	1,173	1,173
Other current assets	364	21
Total Current Assets	10,766	9,922

Property, plant and equipment, net	9,539	10,281

Deferred income taxes	768	768

Other, including cash surrender value of life insurance of $2,525 at October 31, 2003 and $2,433 at April 30, 2003	3,039	2,701

Total Assets	$24,112	$23,672

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,086	$596
Accrued expenses:
Payroll and related taxes	1,006	1,262
Insurance	2,573	2,349
Interest	1,371	1,337
Advertising	407	193
Legal and professional	308	328
Other	1,234	1,144
Income taxes payable	1,381	1,405
Total Current Liabilities	9,366	8,614

Deferred management compensation	3,014	3,020

Long-term debt and obligations	1,683	1,683

Commitments and contingencies	—	—

Shareholders’ Equity:
Capital stock $1 par - 12,000,000 shares authorized;
4,803,000 issued and 4,380,000 outstanding	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	1,452	1,758
Treasury stock (423,000 shares)	(2,962)	(2,962)

Total Shareholders’ Equity	10,049	10,355

Total Liabilities and Shareholders’ Equity	$24,112	$23,672

The accompanying Notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net sales	$12,860	$12,755	$26,114	$25,825

Cost of sales	10,040	9,935	19,979	20,024

Gross profit	2,820	2,820	6,135	5,801

Selling, general & administrative expense	3,102	3,206	6,143	6,433

Operating loss	(282)	(386)	(8)	(632)

Gain on sales and disposals of property and equipment	—	1,501	—	1,501

Interest expense	(202)	(127)	(291)	(240)

Interest income	4	2	10	7

Income (loss) before income taxes	(480)	990	(289)	636

Provision (benefit) for income taxes	(56)	226	17	241

Net income (loss)	$(424)	$764	$(306)	$395

Basic earnings (loss) per share	$(0.10)	$0.17	$(0.07)	$0.09

Diluted earnings (loss) per share	$(0.10)	$0.17	$(0.07)	$0.09

The accompanying Notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended October 31,
	2003	2002

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,129	$(363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net maturities (purchases) of certificates of deposit	1,378	(415)
Capital expenditures	(63)	(140)
Proceeds from disposals of property and equipment	—	1,586

Net cash provided by investing activities	1,315	1,031

CASH FLOWS USED IN FINANCING ACTIVITIES:
Credit facility financing costs	(688)	—

Net increase in cash and cash equivalents	1,756	668

Cash and cash equivalents, at beginning of the period	3,447	2,524

Cash and cash equivalents, at end of the period	$5,203	$3,192

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$40	$57
Interest paid	109	132

NONCASH FINANCING ACTIVITY:

Issuance of restricted stock	$—	$35

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

NOTE 2. INVENTORIES

Inventories consist of the following:

	Unaudited
	October 31, 2003	April 30, 2003
Paint and related supplies	$1,984	$1,797
Raw materials	661	448
LIFO reserve	(579)	(579)
Total inventories	$2,066	$1,666

NOTE 3. STOCK-BASED COMPENSATION

The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.”

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan.  Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and net income (loss) per share for each of the three and six months ended October 31, 2003 and 2002 would have been changed to the following pro forma amounts.

	(Unaudited)
	Three Months Ended October 31		Six Months Ended October 31
	2003	2002	2003	2002

Net income (loss) as reported	$(424)	$764	$(306)	$395
Stock based employee compensation expense determined under SFAS No. 123	(31)	(40)	(63)	(80)

Pro forma net income (loss)	$(455)	$724	$(369)	$315

Net income (loss) per common share:
As reported:
Basic	$(0.10)	$0.17	$(0.07)	$0.09
Diluted	(0.10)	0.17	(0.07)	0.09

Pro forma:
Basic	$(0.10)	$0.17	$(0.08)	$0.07
Diluted	(0.10)	0.17	(0.08)	0.07

Because options vest over several years and additional options are granted each year, the effects on pro forma net income (loss) and related per share amounts presented above are not representative of the effect for future periods.

NOTE 4. SECURED CREDIT FACILITY

In August 2003, the Company entered into a loan and security agreement with a financial institution for a two-year $10,000 revolving line and letter of credit facility.  The credit facility is secured by the assets of the Company, including its owned real estate properties, and requires the maintenance of certain financial covenants.  The Company  could be exposed to interest rate risk since any cash borrowings under this credit facility will bear interest at the financial institution’s prime rate, plus four percent.  The Company has an available borrowing base, as defined, of approximately $5,500; which, at the Company’s discretion, can be increased up to $10,000 upon the completion of satisfactory appraisals, surveys, title and certain environmental reports on its real properties located outside of the state of California.

Under the secured credit facility, the financial institution issued $2,392 in standby letters of credit at October 31, 2003.  The letters of credit are in favor of certain of the Company’s insurance carriers and currently secure the unfunded portion of the Company’s estimated workers compensation insurance liabilities.  At April 30, 2003, the Company satisfied its letter of credit requirements totaling $2,340 through a facility with one of its banks.  That facility, which was replaced with the current secured credit facility, required that at least 50% of the issued standby letters of credit be secured by certificates of deposit at the bank ($1,378 at April 30, 2003) and by the personal assets of the Company.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed in Superior Court in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers.  The plaintiff subsequently added certain directors and officers as defendants (the ‘‘Individual Defendants’’) for whom the Company has provided indemnity.  The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case.  The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time.  The Company tendered this claim to its insurance carrier seeking coverage, which was denied.  The Company then submitted the matter to binding arbitration, which was held in September 2001.  In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company’s defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible.  The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy.  The policy has an aggregate limit of liability of $3,000, all of which is available for the cost of defense of this claim less reimbursements made to the Company to date, by the insurance carrier.  In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002.  On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is completed.

On April 2, 2003, the Court of Appeals unanimously affirmed the dismissal on the demurrer of the Individual Defendants.  On May 16, 2003, the plaintiff filed and served a Petition for Review with the California Supreme Court.  On July 23, 2003, the California Supreme Court granted the Petition for Review and will review the Court of Appeals decision.

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

The weighted-average number of shares used to calculate basic earnings (loss) per share was 4,380, and 4,375 for the quarters ended October 31, 2003 and 2002, respectively, and 4,380 and 4,371 for the six months ended October 31, 2003 and 2002, respectively.

The weighted-average number of shares used to calculate diluted earnings (loss) per share was 4,380, and 4,384 for the quarters ended October 31, 2003 and 2002, respectively, and 4,380 and 4,382 for the six months ended October 31, 2003 and 2002, respectively.  Options to purchase 550 shares were not included in the calculation of diluted earnings (loss) per share in both the quarter and six months ended October 31, 2003, because the effect would be antidilutive.

NOTE 7. RESTRUCTURING OF RETAIL PAINT AND BODY BUSINESS

In February 2001, the Board of Directors approved a plan to restructure and reorganize the Company’s retail paint and body business.  The plan is being implemented over primarily the three-year period ending April 30, 2004, generally as lease obligations expire, and will result in the closing of approximately 40 retail shops located in primarily single-shop areas and in markets where seasonal weather adversely impacts operating results.  The restructuring should result in a leaner infrastructure and allow the Company to concentrate its efforts in those geographic areas where it historically has been profitable.

During the year ended April 30, 2001, the Company recorded restructuring charges totaling $645 for the planned closure of 25 retail shops during the year ended April 30, 2002, including estimated exit costs (shop closure costs and early termination of leases) totaling $288.  During the year ended April 30, 2002, $131 of these exit costs were utilized and $134 were reversed to the benefit of operating results, leaving $23 remaining at April 30, 2002.  During the year ended April 30, 2003, $3 of the exit costs were reversed to the benefit of operating results, leaving $20 remaining at April 30, 2003 for two retail shops.  During the quarter ended October 31, 2003, these remaining exit costs of $20 were utilized.

During the year ended April 30, 2002, the Company recorded restructuring charges totaling $143 for the planned closure of eight leased retail shops through April 30, 2003, including estimated exit costs of $70.  During the fiscal year ended April 30, 2003, $53 of these exit costs were utilized and $12 were reversed to the benefit of operating results, leaving $5 remaining.  During the quarter ended July 31, 2003, these remaining exit costs of $5 were reversed to the benefit of operating results.

Because of the reliance on estimates and potential changing conditions for the planned shop closures in the year ending April 30, 2004 and subsequently, the Company believes that future charges to its results of operations are possible during the years in which the shops actually close.

NOTE 8. DEFERRED MANAGEMENT COMPENSATION PLAN

The current portion of the deferred management compensation plan ($253 at October 31, 2003 and April 30, 2003) is included in “Accrued expenses - Other” in the condensed consolidated balance sheets.

NOTE 9. LONG-TERM DEBT AND OBLIGATIONS

Long-term debt and obligations consist of loans against life insurance policy cash surrender values, which bear interest at a variable rate (4.5% to 6.9% at October 31, 2003 and 5.0% to 7.65% at April 30, 2003) with interest payable annually.  The principal is not due until such time as the policies may be surrendered by the Company.  The Company entered into these life insurance policies to partially fund its obligations under the deferred management compensation plan.  The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of a covered plan participant.  All of the participants were officers or key employees prior to fiscal 1995.

NOTE 10. INCOME TAXES

In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service (“IRS”) disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997.  The IRS is also seeking interest (but not penalties) on the amount of the refund.  The Company protested the IRS’s position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date.  As a result, the Company recorded a benefit of $425 during the third quarter ended January 31, 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003.  Though the amount of the disallowance and interest thereon is accrued in the consolidated financial statements at October 31, 2003, such a large single payment would significantly deplete the Company’s available cash and would require the Company to evaluate other financial resources that may be available to it in order to satisfy the payment to the IRS.  As a result, the Company has filed an Offer In Compromise with the IRS for the total amount due.

The Company provided for federal income taxes during the first quarter ended July 31, 2003, and, as a result, recognized a benefit to the extent of this first quarter federal tax provision during the quarter ended October 31, 2003.  However, the Company did not recognize any federal income tax benefit for its operating loss in the six months ended October 31, 2003.  Due to income allocation and state income tax laws, only a portion of the Company’s state income taxes in the six months ended October 31, 2003 was offset by the operating loss; therefore, the Company provided $17 for state income taxes during this period.  The Company provided for federal and state income taxes at an effective rate of 23% and 38% during the quarter and six months ended October 31, 2002, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands)

QUARTER ENDED OCTOBER 31, 2003 (“SECOND QUARTER OF FISCAL 2004”) COMPARED TO THE QUARTER ENDED OCTOBER 31, 2002 (“SECOND QUARTER OF FISCAL 2003”)

Net sales for the Second Quarter of Fiscal 2004 increased by $105, or 0.8%, compared to the Second Quarter of Fiscal 2003 despite the loss of sales of $627 resulting from a weighted-average nine fewer retail shops since the Second Quarter of Fiscal 2003 (pursuant to the planned restructuring of the retail paint and body business announced in the fourth quarter of fiscal year 2001).  The increase in net sales resulted primarily from a 6.8% same-shop (shops open one year or more) sales increase of $776, offset somewhat by a decrease of $44 in combined sales from the Company’s fleet and truck center and commercial coatings operations.

The gross profit margin percentage decreased slightly to 21.9% in the Second Quarter of Fiscal 2004 from 22.1% in the Second Quarter of Fiscal 2003.  The slight decrease in gross margin percentage was primarily due to continuing increased insurance expenses, substantially offset by the increased net sales and the overall reduction in the other components of cost of sales.

Selling, general and administrative expenses decreased by $104 in absolute dollars and as a percentage of sales in the Second Quarter of Fiscal 2004 from the Second Quarter of Fiscal 2003 due primarily to overall reductions in administrative expenses, partially offset by shop exit and fixed asset disposal costs totaling $171 (related primarily to the closing of six shops in the Second Quarter of Fiscal 2004).

Interest expense was $202 in the Second Quarter of Fiscal 2004 as compared to $127 in the Second Quarter of Fiscal 2003, and relates primarily to the accrual of estimated interest on the IRS’s disallowance of a net operating loss carryback (see Note 10 to the Condensed Consolidated Financial Statements), life insurance loans and, for the Second Quarter of Fiscal 2004, the amortization of deferred financing costs related to the Company’s secured credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  This amortization totaled $84 in the Second Quarter of Fiscal 2004.

The Company provided for federal income taxes during the first quarter ended July 31, 2003, and, as a result, recognized a benefit to the extent of this first quarter federal tax provision during the Second Quarter of Fiscal 2004.  Due to income allocation and state income tax laws, only a portion of the Company’s state income taxes in the Second Quarter of Fiscal 2004 was offset by the operating loss.  The Company provided for federal and state income taxes at an effective rate of 23% during the Second Quarter of Fiscal 2003.

SIX MONTHS ENDED OCTOBER 31, 2003 (“FIRST SIX MONTHS OF FISCAL 2004) COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2002 (“FIRST SIX MONTHS OF FISCAL 2003”)

Net sales for the First Six Months of Fiscal 2004 increased by $289 or 1.1%, compared to the First Six Months of Fiscal 2003 despite the loss of sales of $1,186 resulting from a weighted-average eight fewer retail shops since the First Six Months of Fiscal 2003 (pursuant to the planned restructuring of the retail paint and body business announced in the fourth quarter of fiscal year 2001).  The increase in net sales resulted primarily from a 5.8% same-shop (shops open one year or more) sales increase of $1,366 and an increase of $109 in combined sales from the Company’s fleet and truck center and commercial coatings operations.

The gross profit margin percentage increased to 23.5% in the First Six Months of Fiscal 2004 from 22.5% in the First Six Months of Fiscal 2003.  The increase in gross margin percentage was primarily due to the increased net sales and the overall reduction in the components of cost of sales, partially offset by continuing increased insurance expenses.

Selling, general and administrative expenses decreased by $290 in absolute dollars and as a percentage of sales in the Second Quarter of Fiscal 2004 from the Second Quarter of Fiscal 2003 due primarily to overall reduction in administrative expenses, partially offset by shop exit and fixed asset disposal costs totaling $171 (related to the closing of eight shops in the First Six Months of Fiscal 2004).

Interest expense was $291 in the First Six Months of Fiscal 2004 as compared to $240 in the First Six Months of Fiscal 2003, and relates primarily to the accrual of estimated interest on the IRS’s disallowance of a net operating loss carryback (see Note 10 to the Condensed Consolidated Financial Statements), life insurance loans and, for the First Six Months of Fiscal 2004, the amortization of deferred financing costs related to the Company’s secured credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  This amortization totaled $84 in the First Six Months of Fiscal 2004.

The Company provided for federal income taxes during the first quarter ended July 31, 2003 and, as a result, recognized a benefit to the extent of this first quarter federal tax provision during the First Six Months of Fiscal 2004.  However, the Company did not recognize any Federal income tax benefit for its operating loss in the First Six Months of Fiscal 2004.  Due to income allocation and state income tax laws, only a portion of the Company’s state income taxes in the First Six Months of Fiscal 2004 was offset by the operating loss; therefore, the Company provided $17 for state income taxes during this period.  The Company provided for federal and state income taxes at an effective rate of 38% during the First Six Months of Fiscal 2003.

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

As of October 31, 2003, the Company had current assets of $10,766 and current liabilities of $9,366 for a net working capital of $1,400.  During the First Six Months of Fiscal 2004, net cash provided by operating activities was $1,129, compared with $363 net cash used in the First Six Months of Fiscal 2003, and capitalized expenditures were $63.  The Company expects that future cash flow from operations should be enhanced by these capital additions.  During Fiscal 2004, the Company plans to perform various capital improvements for an estimated cost of approximately $200.

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

The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of the covered Plan participant.  In that event, the Company intends to satisfy this liability from the proceeds received from the life insurance contract death benefit.  The proceeds not utilized to repay the loan and accrued interest would be available to satisfy the benefit obligations under the Plan.  Assuming that all covered participants had died and the Company then repaid the related loans and accrued interest at April 30, 2003, the proceeds from the death benefits that would be available to satisfy the undiscounted Plan obligations of $4,031 (generally payable over 15 years) totaled $3,148.

The Company arranges for the issuance of standby letters of credit to the benefit of certain of its insurance carriers for the unfunded portion of estimated workers compensation liabilities over different policy years.  At October 31, 2003, this arrangement was made with a financial institution pursuant to its secured line and letter of credit facility with the Company.  During the year ended April 30, 2003, this arrangement was made with one of the Company’s banks and required the purchase of certificates of deposit totaling $1,378 at April 30, 2003 to secure 59% of the standby letters of credit issued.  See Note 4 to the Condensed Consolidated Financial Statements.

In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service (“IRS”) disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997.  The IRS is also seeking interest (but not penalties) on the amount of the refund.  The Company protested the IRS’s position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date.  As a result, the Company recorded a benefit of $425 during the third quarter ended July 31, 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003.  Though the amount of the disallowance and interest thereon is accrued in the consolidated financial statements at October 31, 2003, such a large single payment would significantly deplete the Company’s available cash and would require the Company to evaluate other financial resources that may be available to it in order to satisfy the payment to the IRS.  As a result, the Company has filed an Offer In Compromise with the IRS for the total amount due.

As of October 31, 2003, the Company owned 44 parcels of real estate, including the Company’s paint factory and warehouse, which secure the Company’s revolving line and letter of credit facility.  See Note 4 to the Condensed Consolidated Financial Statements.  The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

During the fourth quarter of Fiscal 2003, the Company engaged an investment banking firm, Ryan Beck & Co., as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of options designed to maximize shareholder value.

As of October 31, 2003, the Company had deferred income tax assets totaling $1,941, which realization would require a significant increase from Fiscal 2003 taxable income to approximately $5,708.  The Company believes, however, that because of the relatively long expiration period of its federal net operating loss carryforward, combined with its ability to devise tax-planning strategies involving the sales of owned real estate, or the likelihood of the consummation of a transaction through the services of the investment banking firm recently engaged, or both; it is more likely than not that the deferred income tax assets will be realized.

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

The estimate of the Company’s workers compensation deductible liability is performed by its risk management department, based on claims incurred as of the date of the balance sheet and is reviewed by senior management.  The estimate for this liability is established upon analysis of historical data, discussions with third-party insurance carriers and brokers, and estimates provided by the Company’s workers compensation third party administrators.  The estimates are subject to a high degree of variability.  On at least an annual basis, the claims are actuarially reviewed. Sources for the variability are numerous and include, but are not limited to, severity and frequency of claims, future economic conditions, court decisions and legislative actions.  The Company’s workers compensation liability estimates anticipate no change in the benefit structure, but statutory changes could have an impact on the estimated liability.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of October 31, 2003, the Company had no significant exposure to the market risks related to changes in interest rates, currency exchange rates, commodity prices and equity values.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the Company’s past experience or current expectations.  The following are some of the risk and uncertainties that may impact the forward-looking statements: the impact of the Company’s retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company’s expansion of its fleet services division, new product rollout and Quality Fleet and Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing, insuring or lending constraints, the impact of various tax positions taken by the Company and the risk that the identification or consummation of any particular transaction or strategic outcome as a result of the Company’s retention of an investment banking firm is not assured.

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

(a)          Reports on Form 8-K:

(i)  On August 15, 2003, the Registrant filed a Current Report on Form 8-K under Item 5, filing as Exhibit 99.1 the News Release of Registrant, dated August 13, 2003, announcing that it had closed a $10 million credit facility with Wells Fargo Foothill, and filing as Exhibit 10.1 the Loan and Security Agreement dated as of August 4, 2003.

(ii)  On August 19, 2003, the Registrant filed a Current Report on Form 8-K/A under Item 5, correcting the date of the Form 8-K filed August 15, 2003.

(iii)  On September 11, 2003, the Registrant filed a Current Report on Form 8-K under Items 7 and 9, filing as Exhibit 99.1 the press release of Registrant, dated September 10, 2003, announcing financial results for the first quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARL SCHEIB, INC.
Registrant

December 12, 2003	/s/ Christian K. Bement
Dated	Christian K. Bement, President and
Chief Executive Officer

December 12, 2003	/s/ Charles E. Barrantes
Dated	Charles E. Barrantes, Vice President and
Chief Financial Officer