Form 10-Q
period 2004-01-31
SCHEIB EARL INC
filed 2004-03-15
CIK 87196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

As of March 8, 2004, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,379,682 shares outstanding.

This report contains a total of 15 pages.

PART I-FINANCIAL INFORMATION

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	Unaudited
	January 31, 2004	April 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$3,347	$3,447
Certificates of deposit (restricted)	—	1,378
Accounts receivable, less allowances of $113 at January 31, 2004 and $108 at April 30, 2003	486	541
Inventories	2,235	1,666
Prepaid expenses, including advertising costs of $382 at January 31, 2004 and $444 at April 30, 2003	1,367	1,696
Deferred income taxes	1,173	1,173
Other current assets	373	21
Total Current Assets	8,981	9,922

Property, plant and equipment, net	9,117	10,281

Deferred income taxes	768	768

Other, including cash surrender value of life insurance of $2,571 at January 31, 2004 and $2,433 at April 30, 2003	3,010	2,701

Total Assets	$21,876	$23,672

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,043	$596
Accrued expenses:
Payroll and related taxes	945	1,262
Insurance	2,593	2,349
Interest	1,461	1,337
Advertising	197	193
Legal and professional	297	328
Other	1,149	1,144
Income taxes payable	1,398	1,405
Total Current Liabilities	9,083	8,614

Deferred management compensation	3,012	3,020

Long-term debt and obligations	1,683	1,683

Commitments and contingencies	—	—

Shareholders’ Equity:
Capital stock $1 par - 12,000,000 shares authorized; 4,803,000 issued and 4,380,000 outstanding	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings (Accumulated deficit)	(499)	1,758
Treasury stock (423,000 shares)	(2,962)	(2,962)

Total Shareholders’ Equity	8,098	10,355

Total Liabilities and Shareholders’ Equity	$21,876	$23,672

The accompanying notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net sales	$9,001	$9,290	$35,115	$35,115

Cost of sales	8,341	8,652	28,320	28,676

Gross profit	660	638	6,795	6,439

Selling, general & administrative expense	2,371	2,830	8,514	9,263

Operating loss	(1,711)	(2,192)	(1,719)	(2,824)

Gain (loss) on sales and disposals of property and equipment	—	(22)	—	1,479

Interest expense	(208)	(136)	(499)	(376)

Interest income	3	593	13	600

Loss before income taxes	(1,916)	(1,757)	(2,205)	(1,121)

Provision (benefit) for income taxes	35	(179)	52	62

Net loss	$(1,951)	$(1,578)	$(2,257)	$(1,183)

Basic earnings (loss) per share	$(0.45)	$(0.36)	$(0.52)	$(0.27)

Diluted earnings (loss) per share	$(0.45)	$(0.36)	$(0.52)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended January 31,
	2004	2003

NET CASH USED IN OPERATING ACTIVITIES	$(677)	$(2,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net maturities (purchases) of certificates of deposit	1,378	(415)
Capital expenditures	(88)	(185)
Proceeds from disposals of property and equipment	—	1,936

Net cash provided by investing activities	1,290	1,336

CASH FLOWS USED IN FINANCING ACTIVITIES:
Credit facility financing costs	(713)	—

Net increase (decrease) in cash and cash equivalents	(100)	(1,004)

Cash and cash equivalents, at beginning of the period	3,447	$2,524

Cash and cash equivalents, at end of the period	$3,347	$1,520

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$59	$281
Interest paid	211	157

NONCASH FINANCING ACTIVITY:
Issuance of restricted stock	$—	$35

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

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

Inventories consist of the following:

	Unaudited January 31, 2004	April 30, 2003
Paint and related supplies	$2,037	$1,797
Raw materials	777	448
LIFO reserve	(579)	(579)
Total inventories	$2,235	$1,666

NOTE 3. STOCK-BASED COMPENSATION

The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.”

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan.  Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and net income (loss) per share for each of the three and nine months ended January 31, 2004 and 2003 would have been changed to the following pro forma amounts.

	(Unaudited)
	Three Months Ended January 31		Nine Months Ended January 31
	2004	2003	2004	2003
Net income (loss) as reported	$(1,951)	$(1,578)	$(2,257)	$(1,183)
Stock based employee compensation expense determined under SFAS No. 123	(31)	(40)	(94)	(120)

Pro forma net income (loss)	$(1,982)	$(1,618)	$(2,351)	$(1,303)

Net income (loss) per common share:
As reported:
Basic	$(0.45)	$(0.36)	$(0.52)	$(0.27)
Diluted	(0.45)	(0.36)	(0.52)	(0.27)

Pro forma:
Basic	$(0.45)	$(0.37)	$(0.54)	$(0.30)
Diluted	(0.45)	(0.37)	(0.54)	(0.30)

Because options vest over several years and additional options are granted each year, the effects on pro forma net income (loss) and related per share amounts presented above are not representative of the effect for future periods.

NOTE 4. SECURED CREDIT FACILITY

In August 2003, the Company entered into a loan and security agreement with a financial institution for a two-year $10,000 revolving line and letter of credit facility.  The credit facility, as amended, is secured by substantially all of the assets of the Company, including its owned real estate properties, and requires the maintenance of certain financial covenants.  The Company could be exposed to interest rate risk since any cash borrowings under this credit facility will bear interest at the financial institution’s prime rate, plus four percent.  The Company has an available borrowing base, as defined, of approximately $5,500; which, at the Company’s discretion, can be increased up to $10,000 upon the completion of satisfactory appraisals, surveys, title and certain environmental reports on its real properties located outside of the state of California.

Under the secured credit facility, the financial institution issued $2,392 in standby letters of credit at January 31, 2004.  The letters of credit are in favor of certain of the Company’s insurance carriers and currently secure the unfunded portion of the Company’s estimated workers compensation insurance liabilities.  At April 30, 2003, the Company satisfied its letter of credit requirements totaling $2,340 through a facility with one of its banks.  That facility, which was replaced with the current secured credit facility, required that at least 50% of the issued standby letters of credit be secured by certificates of deposit at the bank ($1,378 at April 30, 2003) and by the personal assets of the Company.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed in Superior Court in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers.  The plaintiff subsequently added certain directors and officers as defendants (the ‘‘Individual Defendants’’) for whom the Company has provided indemnity.  The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case.  The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time.  The Company tendered this claim to its insurance carrier seeking coverage, which was denied.  The Company then submitted the matter to binding arbitration, which was held in September 2001.  In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company’s defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible.  The arbitrator was not asked to, nor did, rule on whether the claims made, or any of them, are indemnifiable under the applicable policy.  The policy has an aggregate limit of liability of $3,000, all of which is available for the cost of defense of this claim less reimbursements made to the Company to date, by the insurance carrier.  In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002.  On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is completed.

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

The weighted-average number of shares used to calculate basic loss per share was 4,380 for the quarters ended January 31, 2004 and 2003; and 4,380 and 4,374 for the nine months ended January 31, 2004 and 2003, respectively.

The weighted-average number of shares used to calculate diluted loss per share was 4,380 for the quarters ended January 31, 2004 and 2003; and 4,380 and 4,374 for the nine months ended January 31, 2004 and 2003, respectively.  Options to purchase 587 and 730 shares were not included in the calculation of diluted loss per share in the quarter and nine month periods ended January 31, 2004 and 2003, respectively, because the effect would be antidilutive.

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

NOTE 8. DEFERRED MANAGEMENT COMPENSATION PLAN

The current portion of the deferred management compensation plan ($265 at January 31, 2004 and $253 at April 30, 2003) is included in “Accrued expenses - Other” in the condensed consolidated balance sheets.

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

NOTE 10. INCOME TAXES

In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service (“IRS”) disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997.  The IRS is also seeking interest (but not penalties) on the amount of the refund.  The Company protested the IRS’s position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date.  As a result, the Company recorded a benefit of $425 during the third quarter ended January 31, 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003.  Though the amount of the disallowance and interest thereon is accrued in the consolidated financial statements at January 31, 2004, such a large single payment would significantly deplete the Company’s available cash and would require the Company to evaluate other financial resources that may be available to it in order to satisfy the payment to the IRS.  As a result, the Company has filed an Offer In Compromise with the IRS for the total amount due.

The Company did not recognize any federal or state income tax benefit for its operating loss during the quarter ended January 31, 2004.  Due to income allocation and state income tax laws, only a portion of the Company’s state income taxes in the quarter ended January 31, 2004 was offset by the operating loss; therefore, the Company provided $35 for state income taxes during this period.  The Company recorded a benefit for federal and state income taxes at an effective rate of 10.2% during the quarter ended January 31, 2003, which essentially consisted of the reversal of the federal income tax provision for the first six months ended October 31, 2002.

The Company did not recognize any federal or state income tax benefit for its operating loss during the nine-month periods ended January 31, 2004 and 2003.  Due to income allocation and state income tax laws, only a portion of the Company’s state income taxes in the nine-month periods ended January 31, 2004 and 2003 was offset by the operating loss; therefore, the Company provided $52 and $62, respectively, for state income taxes during these periods.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The revision of the statement requires additional disclosures about pension plans and other postretirement benefit plans; however, it does not change the measurement or recognition provisions of SFAS No. 87 and SFAS No. 106.  The annual disclosure requirements will be effective for the Company’s fiscal year ending April 30, 2004 and the interim period disclosure requirements will be effective beginning in the Company’s first quarter of the fiscal year ending April 30, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollars in thousands)

QUARTER ENDED JANUARY 31, 2004 (“THIRD QUARTER OF FISCAL 2004”) COMPARED TO THE QUARTER ENDED JANUARY 31, 2003 (“THIRD QUARTER OF FISCAL 2003”)

Net sales for the Third Quarter of Fiscal 2004 decreased by $289, or 3.1%, compared to the Third Quarter of Fiscal 2003 due primarily to the loss of sales of $573 resulting from a weighted-average 11 fewer retail shops since the Third Quarter of Fiscal 2003 (pursuant to the planned restructuring of the retail paint and body business announced in the fourth quarter of fiscal year 2001).  The decrease in net sales was substantially offset by a 2.7% same-shop (shops open one year or more) sales increase of $224, despite one less sales day in the Second Quarter of Fiscal 2004 versus the Second Quarter of Fiscal 2003, and an increase of $60 in combined sales from the Company’s fleet and truck center and commercial coatings operations.

The gross profit margin percentage increased to 7.3% in the Third Quarter of Fiscal 2004 from 6.9% in the Third Quarter of Fiscal 2003.  The increase in gross margin percentage was primarily due to the overall reduction in the components of cost of sales, which were proportionally greater than the decrease in net sales.

Selling, general and administrative expenses decreased by $459 in absolute dollars and as a percentage of sales in the Third Quarter of Fiscal 2004 from the Third Quarter of Fiscal 2003 due primarily to overall reductions in administrative expenses, partially offset by increased shop exit and fixed asset disposal costs of $154.

Interest expense was $208 in the Third Quarter of Fiscal 2004 as compared to $136 in the Third Quarter of Fiscal 2003, and relates primarily to the accrual of estimated interest on the disallowance of a net operating loss carryback by the Internal Revenue Service (“IRS”) (see Note 10 to the Condensed Consolidated Financial Statements), life insurance loans and, for the Third Quarter of Fiscal 2004, the amortization of deferred financing costs related to the Company’s secured credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  This amortization totaled $89 in the Third Quarter of Fiscal 2004.

During the Third Quarter of Fiscal 2003, the Company recorded interest income of $164 on refunds of federal income taxes paid for fiscal years 1999 and 1998.  In addition, the Company recorded a benefit of $425 for the excess of previously accrued interest expense over that required at February 24, 2003 by the IRS regarding the disallowance of a net operating loss carryback refund received during fiscal 1997 (see above).

During the Third Quarter of Fiscal 2003, the Company sold one parcel of real estate and disposed of other fixed assets for a pretax loss of $22.

The Company did not recognize any federal or state income tax benefit for its operating loss during the Third Quarter of Fiscal 2004.  Due to income allocation and state income tax laws, only a portion of the Company’s state income taxes in the Third Quarter of Fiscal 2004 was offset by the operating loss; therefore, the Company provided $35 for state income taxes during this period.  The Company recorded a benefit for federal and state income taxes at an effective rate of 10.2% during the Third Quarter of Fiscal 2003, which essentially consisted of the reversal of the federal income tax provision for the first six months of Fiscal 2003.

NINE MONTHS ENDED JANUARY 31, 2004 (“FIRST NINE MONTHS OF FISCAL 2004) COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2003 (“FIRST NINE MONTHS OF FISCAL 2003”)

Net sales for the First Nine Months of Fiscal 2004 were the same as the First Nine Months of Fiscal 2003 despite the loss of sales of $1,759 resulting from a weighted-average nine fewer retail shops since the First Nine Months of Fiscal 2003 (pursuant to the planned restructuring of the retail paint and body business announced in the fourth quarter of fiscal year 2001).  However, this loss of sales was offset by a 5.0% same-shop (shops open one year or more) sales increase of $1,590 and from an increase of $169 in combined sales from the Company’s fleet and truck center and commercial coatings operations.

The gross profit margin percentage increased to 19.4% in the First Nine Months of Fiscal 2004 from 18.3% in the First Nine Months of Fiscal 2003.  The increase in gross margin percentage was primarily due to the overall reductions in the components of cost of sales, which were proportionally greater than the decrease in net sales.

Selling, general and administrative expenses decreased by $749 in absolute dollars and as a percentage of sales in the First Nine Months of Fiscal 2004 from the First Nine Months of Fiscal 2003 due primarily to overall reductions in administrative expenses, partially offset by increased shop exit and fixed asset costs totaling $298 (related to the closing of nine shops in the First Nine Months of Fiscal 2004).

Interest expense was $499 in the First Nine Months of Fiscal 2004 as compared to $376 in the First Nine Months of Fiscal 2003, and relates primarily to the accrual of estimated interest on the IRS’s disallowance of a net operating loss carryback (see Note 10 to the Condensed Consolidated Financial Statements), life insurance loans and, for the First Nine Months of Fiscal 2004, the amortization of deferred financing costs related to the Company’s secured credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  This amortization totaled $173 in the First Nine Months of Fiscal 2004.

During the First Nine Months of Fiscal 2003, the Company recorded interest income of $164 on refunds of federal income taxes paid for fiscal years 1999 and 1998.  In addition, the Company recorded a benefit of $425 for the excess of previously accrued interest expense over that required at February 24, 2003 by the IRS regarding the disallowance of a net operating loss carryback refund received during fiscal 1997 (see above).

During the First Nine Months of Fiscal 2003, the Company sold four parcels of real estate and disposed of other fixed assets for a pretax gain of $1,479.

The Company did not recognize any federal or state income tax benefit for its operating loss in the First Nine Months of Fiscal 2004 and 2003.  Due to income allocation and state income tax laws, only a portion of the Company’s state income taxes in the First Nine Months of Fiscal 2004 and 2003 was offset by the operating loss; therefore, the Company provided $52 and $62, respectively, for state income taxes during these periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are based upon its seasonal working capital needs and capital requirements for new shops and fleet and truck centers, if any, and for additions and improvements.  Historically, the first and second quarters and, occasionally, the fourth quarter of a fiscal year usually have positive cash flow from operations, while the third and, occasionally, the fourth quarters are net users of cash.

As of January 31, 2004, the Company had current assets of $8,981 and current liabilities of $9,083 for a net working capital deficit of $102.  During the First Nine Months of Fiscal 2004, net cash used in operating activities was $677, compared with $2,340 net cash used in the First Nine Months of Fiscal 2003, and capitalized expenditures were $88.  The Company expects that future cash flow from operations should be enhanced by these capital additions.  During the last quarter of Fiscal 2004, the Company plans to perform various capital improvements for an estimated cost of under $150.

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

The Company arranges for the issuance of standby letters of credit to the benefit of certain of its insurance carriers for the unfunded portion of estimated workers compensation liabilities over different policy years.  At January 31, 2004, this arrangement was made with a financial institution pursuant to its secured line and letter of credit facility with the Company.  During the year ended April 30, 2003, this arrangement was made with one of the Company’s banks and required the Company to purchase certificates of deposit totaling $1,378 at April 30, 2003 to secure 59% of the standby letters of credit issued.  See Note 4 to the Condensed Consolidated Financial Statements.

In February 1999, the Company received a Notice of Disallowance from the IRS disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997.  The IRS is also seeking interest (but not penalties) on the amount of the refund.  The Company protested the IRS’s position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date.  As a result, the Company recorded a benefit of $425 during the third quarter ended January 31, 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003.  Though the amount of the disallowance and interest thereon is accrued in the consolidated financial statements at January 31, 2004, such a large single payment would significantly deplete the Company’s available cash and would require the Company to evaluate other financial resources that may be available to it in order to satisfy the payment to the IRS.  As a result, the Company has filed an Offer In Compromise with the IRS for the total amount due.

As of January 31, 2004, the Company owned 44 parcels of real estate, including the Company’s paint factory and warehouse, which secure the Company’s revolving line and letter of credit facility.  See Note 4 to the Condensed Consolidated Financial Statements.  The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

During the fourth quarter of Fiscal 2003, the Company engaged an investment banking firm, Ryan Beck & Co., as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of options designed to maximize shareholder value.

As of January 31, 2004, the Company had deferred income tax assets totaling $1,941, which realization would require taxable income of approximately $5,708.  The Company believes, however, that because of the relatively long expiration period of its federal net operating loss carryforward, combined with its ability to devise tax-planning strategies involving the sales of owned real estate, or the likelihood of the consummation of a transaction through the services of the investment banking firm recently engaged, or both; it is more likely than not that the deferred income tax assets will be realized.

INFLATION

Inflation has not had a significant impact on the Company’s results of operations for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The revision of the statement requires additional disclosures about pension plans and other postretirement benefit plans; however, it does not change the measurement or recognition provisions of SFAS No. 87 and SFAS No. 106.  The annual disclosure requirements will be effective for the Company’s fiscal year ending April 30, 2004 and the interim period disclosure requirements will be effective beginning in the Company’s first quarter of the fiscal year ending April 30, 2005.

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

The estimate of the Company’s workers compensation deductible liability is performed by its risk management department, based on claims incurred as of the date of the balance sheet and is reviewed by senior management.  The estimate for this liability is established upon analysis of historical data, discussions with third-party insurance carriers and brokers, and estimates provided by the Company’s workers compensation third party administrators and professional consultant.  The estimates are subject to a high degree of variability.  On at least an annual basis, the claims are actuarially reviewed. Sources for the variability are numerous and include, but are not limited to, severity and frequency of claims, future economic conditions, court decisions and legislative actions.  The Company’s workers compensation liability estimates anticipate no change in the benefit structure, but statutory changes could have an impact on the estimated liability.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2004, the Company had no significant exposure to the market risks related to changes in interest rates, currency exchange rates, commodity prices and equity values.  See Note 4 to the Condensed Consolidated Financial Statements.

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

(a)     Reports on Form 8-K:

(i)  On December 11, 2003, the Registrant filed a Current Report on Form 8-K under Items 7 and 9, filing as Exhibit 99.1 the press release of Registrant, dated December 11, 2003, announcing financial results for the second quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARL SCHEIB, INC.
Registrant

March 15, 2004	/s/ Christian K. Bement
Dated	Christian K. Bement, President and Chief Executive Officer

March 15, 2004	/s/ Charles E. Barrantes
Dated	Charles E. Barrantes, Vice President and Chief Financial Officer