Form 10-K/A
period 2003-04-30
SCHEIB EARL INC
filed 2004-05-07
CIK 87196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-4822

EARL SCHEIB, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-1759002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15206 Ventura Boulevard, Suite 200 Sherman Oaks, California	91403
(Address of principal executive offices)	(Zip Code)

(818) 981-9992

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Capital Stock, $1.00 Par Value	American Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       Yes  ☐  No  ☒

As of October 31, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $11,255,783 (approximately based upon the closing price of the Capital Stock on the American Stock Exchange on such date).

As of July 14, 2003, the Registrant had 4,379,682 shares of its Capital Stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Amendment No. 1 to the Annual Report of Earl Scheib, Inc. on Form 10-K/A for the fiscal year ended April 30, 2003 is being filed to file an unredacted copy of the Earl Scheib, Inc. Modified Executive Retention and Incentive Plan dated April 2, 2003 as Exhibit 10(n) hereto.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit Number	Description

10(n)	Earl Scheib, Inc. Modified Executive Retention and Incentive Plan dated April 2, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARL SCHEIB, INC. (Registrant)

Date: May 7, 2004	By:	/s/ Christian K. Bement
	Name:	Christian K. Bement
	Title:	President and Chief Executive Officer