Form 10-K
period 2004-04-30
SCHEIB EARL INC
filed 2004-07-28
CIK 87196

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended April 30, 2004
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

        As of October 31, 2003 the aggregate market value of the common equity held by non-affiliates of the Registrant was $11,607,000 (approximately, based upon the closing price of the Capital Stock on the American Stock Exchange on such date).

        As of July 14, 2004, the Registrant had 4,379,682 shares of its Capital Stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I

ITEM 1. Business

General

        Earl Scheib, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the "Company") is celebrating 67 years in the automobile paint and repair business as the successor to a business founded as a sole proprietorship by Earl A. Scheib in 1937. The Company's principal executive offices are located at 15206 Ventura Boulevard, Suite 200, Sherman Oaks, California, 91403. The Company maintains personnel, systems, advertising, legal, real estate and accounting functions at its principal executive offices. See ITEM 2. "Properties."

        The Company operates in the automobile paint and repair industry. At April 30, 2004, the Company operated a chain of 113 retail production paint and body shops which specialize in affordably priced repainting of automobiles and performing body repairs, other than major collision repair, frame straightening (in most instances) or axle work. The Company operates one large industrial painting and collision center (the "Fleet Center") dedicated to large fleet vehicles and other over-sized equipment (see "Fleet Service"). The Company also offers the replacement of certain car body parts using new, used and aftermarket parts, glass replacement, as well as factory style pin-striping, molding and vinyl top replacement. The majority of the Company's sales are paid by either cash or credit cards with the exception of the Company's fleet and trade sales, which are made primarily on credit terms.

        The Company's retail shops operate under the name of the New Earl Scheib Paint and Body Shop. The Fleet Center operates under the name Quality Fleet & Truck Centers. The Company's shops are currently located in approximately 100 cities throughout 23 states in the United States and the District of Columbia, with 50 shops and the Fleet Center in California.

        During the fiscal year ended April 30, 1999 ("fiscal 1999"), the Company, as part of its shop expansion plan, opened 19 new shops located in California, Arizona, Texas, Indiana, Illinois, Virginia, Washington and Michigan. All of these new shops provided the Company with greater penetration into these existing markets. With this expansion, the Company had hoped to improve its overall performance in these markets.

        During the fiscal year ended April 30, 2000 ("fiscal 2000"), the Company opened 8 new shops and closed 12 shops. During fiscal 2000, the Company began to evaluate for possible closure shops located in single markets, shops that were under-performing and shops that did not possess suitable sales growth potential. Furthermore, in fiscal 2000, the Company decided to focus additional sales growth on the larger fleet centers discussed under the heading "Fleet Service."

        During the fiscal year ended April 30, 2001 ("fiscal 2001"), the Company continued to evaluate its shop operations. As a result, the Company closed 12 shops and opened one shop. Additionally, in the fourth quarter of fiscal 2001, the Company's Board of Directors approved a restructuring plan (the "Plan") which resulted in the eventual closing of approximately 40 shops over the subsequent three fiscal years, generally as lease obligations expire. The Company hoped that by exiting certain markets where operations had suffered and where seasonal weather adversely impacts operating results and growth opportunities, and concentrating its efforts in historically profitable areas, it would improve its performance. Primarily as a result of this Plan, the Company's fiscal 2001 results included restructuring and impairment of fixed assets charges totaling $1,887,000. As a result of the reliance on estimates and potential changing conditions for shop closures after one year and as mandated by certain accounting rules, the Company believes that further Plan related charges against its financial results are possible during future fiscal years in which the shops actually close.

        In the fiscal year ended April 30, 2002 ("fiscal 2002"), the Company began implementing the Plan. Pursuant to the Plan, the Company closed 27 shops, which included six shops where the Company negotiated early terminations to longer term leases. The Company owned the real estate and the improvements in 14 of the closed shops and generated net proceeds of $4,037,000 from the sale of these real estate assets.

        In the fiscal year ended April 30, 2003 ("fiscal 2003"), the Company continued to execute the Plan. The Company closed nine shops and opened one shop, the former fleet center in Los Angeles (see "Fleet Service"). The Company owned the real estate and the improvements on one of the closed shops and generated proceeds of $410,000 from its sale. In addition, the Company sold the real estate and improvements of one shop that was closed in fiscal 2002, an inactive location, and another shop in which the location was leased back for two years, for aggregate net proceeds of $1,526,000.

        In the first quarter of the fiscal year ended April 30, 2004 ("fiscal 2004"), the Company announced publicly that it had retained the services of an investment banking firm as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of strategic options designed to maximize shareholder value. See Note 8 to the Consolidated Financial Statements.

        During fiscal 2004, the Company continued to execute the Plan and closed 11 shops.

Subsequent Event

        In May 2004, after the close of fiscal 2004, the Company announced it had executed a Letter of Intent for the sale of all of the Company's issued and outstanding shares to Elden Holding Group, LLC, for $15 million plus assumption of certain transaction and related costs and expenses. The transaction is subject to various conditions and contingencies, including the execution of a definitive agreement, completion of due diligence, all requisite regulatory approvals and approval by the Company's stockholders.

Services

        The Company currently offers primarily three paint packages which vary in price based upon the color of the paint, number of coats of paint applied, additional services and length of warranty provided in each package. Customers may also purchase options to the paint packages such as UV Supergloss, pearlescent paint colors and Euroclear® clear coat for an additional cost.

        The Company paints vehicles on a production line basis. The vehicle is sanded to prepare the surface for paint adhesion. Removal of scratches, chips, rust and peeling also occurs at this time for an extra charge. The vehicle is then air-blown using a high pressured air hose to remove excess dust. The exposed chrome and glass areas are masked and the vehicle is spray painted in a dust-free, enclosed, fully filtered and sprinklered spray booth. In the Company's two higher-priced paint packages, the vehicle is then dried in either a semi-enclosed or fully enclosed Infrared Quartz Finish Drying System. This drying process dries the paint by quartz infrared waves, increasing the metal temperature just enough to heat the paint such that the paint on the vehicle dries from the inside to the outside. The quartz heat tubes utilize high intensity electromagnetic waves to heat the metal and are controlled by infrared sensors and computer aided temperature controls. Finally, the vehicle is detailed, which involves removing the masking paper and tape, removing any overspray and reinstalling any accessories removed during the painting process.

        In connection with its painting operations, the Company also performs, for an additional cost, body repair work as well as extra sanding and preparation mentioned above. All bodywork performed is incidental to the painting process. Body work accounted for approximately 21% of the Company's sales during fiscal 2004, 20% in fiscal 2003 and 22% in fiscal 2002.

        The Company manufactures and distributes its proprietary EuroPaint® coating system. EuroPaint® is a two component acrylic polyurethane coating which offers superior quality and performance. EuroPaint® is characterized by having extremely high gloss and distinctness of image, outstanding exterior durability and exceptional chemical resistance. This type of paint is generally considered the highest quality aftermarket paint and far superior to many of the paint formulations used by the Company's competitors, and is commonly used by many European luxury car manufacturers. EuroPaint® was rated best in a blind test conducted, in fiscal 1997, by an independent laboratory against the best paints used in popular production auto painting. The test measured gloss (the ability of paint to reflect light), distinctiveness of image (which represents the ability of the painted surface to reflect images like a mirror) and the ability of the paint to resist harmful chemicals and UV rays.

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

        The Company also provides a line of colors that capture the glamour and allure of pearlescence. Such colors offer an iridescence and lustre creating a visual effect that can only be achieved by the use of pearlescent pigments. Pearlescent colors are two- and three-stage color systems, which offer customers a unique production shop product.

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

        PCI, in fiscal 2001, finalized the product line and began marketing and selling its products. PCI recorded sales of $649,000 in fiscal 2004, $456,000 in fiscal 2003 and $383,000 in fiscal 2002. While it appears that entry into the commercial coatings business may be slower than it had expected, the Company remains hopeful that it will be able to improve PCI's performance. In that regard, the Company, during fiscal 2002, decided to narrow PCI's target markets to those near its manufacturing and distribution facility in Springfield, Missouri. The Company hopes that its ability to service regional customers, while reducing PCI's costs, will enable PCI to establish a strong foundation from which it may grow over time.

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

        The Company's second source of fleet sales is through the Company's "Quality Fleet and Truck Centers" division ("QFTC"). The current QFTC Fleet Center in Gardena, California is an approximately 25,000 square foot, industrial facility dedicated to painting and collision repair work for large fleets and oversized vehicles, and "rolling" equipment, such as trucks, cabs, trailers, buses, recreational vehicles and airport equipment. The first center, located near downtown Los Angeles, opened at the end of the first quarter of fiscal 2001 and recorded sales of $708,000 in fiscal 2001, which resulted in an operating loss of $426,000. The Company opened the Fleet Center in July 2001, and the two facilities recorded sales of $1,669,000 in fiscal 2002, which resulted in an operating loss of $959,000. During fiscal 2003, the QFTC operation recorded sales of $1,663,000 and incurred an operating loss of $379,000. During fiscal 2003, the Company closed the Los Angeles QFTC center and converted it to a retail shop. That retail shop was closed in fiscal 2004. During fiscal 2004, the Fleet Center in Gardena recorded sales of $1,646,000 and incurred an operating loss of $552,000.

        QFTC employs sales people whose function is to land fleet accounts in the target markets described above. Unsatisfied with QFTC's performance, the Company in fiscal 2002 retained the services of a consulting firm which helped revise QFTC's previous marketing and human resources strategies. The Company hopes that by continuing to implement these revised marketing and human resources strategies at the Fleet center in Gardena, California (which has better physical capacity) it will be successful, which would enable the Company to grow the QFTC concept. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions of provisions for impairment of fixed assets recorded for the QFTC operation.

        Total Company-wide fleet sales were $3,043,000 in fiscal 2004, $3,534,000 in fiscal 2003, and $3,972,000 in fiscal 2002.

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

Competition

        The retail automobile painting business is highly competitive and fragmented. The Company competes not only with nationally and regionally based companies and franchisees engaged in production style automobile painting utilizing techniques similar to its own, but also with thousands of individual automobile paint and body shops. Most of the Company's competitors generally price their services much higher than those charged by the Company.

        In the field of non-franchised production line automobile painting, the Company believes that it is substantially larger than any of its competitors and that its experience, and the reasonable prices of its services, will enable it to continue to compete effectively. The Company expects that the combination of its superior name recognition, its shop restructuring plan discussed under the "General" heading above, its efforts to improve Company-wide fleet sales, ongoing shop renovations and technological improvements, and training programs enable it to continue to be an effective competitor.

Trademarks

        Among other things, the Company's success depends on its name. The Company relies primarily on a combination of the protections provided in applicable copyright, trademark and trade secret laws. The Company owns various trademarks but believes that Earl Scheib®, Europaint®, and Euroclear® are material to the business of the Company.

Research and Development

        The Company, primarily through its manufacturing facility, is engaged in research and development to continue to improve its existing paint products, update product lines, change formulations in order to comply with changing environmental regulations, and develop new products which can be introduced to the shops without significant cost or training such as the Europaint® and Euroclear®, UV Supergloss and new colors. The Company constantly reviews new products and techniques developed by its suppliers and others in its industry and related industries for their applicability to the Company's operations. Although the Company's research and development costs are increasing to accomplish these objectives, such expenditures during the three years ended April 30, 2004 were not a material percentage of sales.

Compliance With Environmental Regulations

        The Company's automobile painting and paint manufacturing operations are subject to federal, state and local environmental regulations in many of the areas in which it operates. The Company believes its operations substantially comply with existing regulations in those geographic areas in which it now operates. The Company, since it manufactures its own products, has the ability to modify and/or develop paint and paint-related product formulations to reasonably ensure continued compliance with new and changing environmental regulations. In addition, since the Company primarily paints vehicles in its own Company manufactured paints, there is generally little waste product produced.

Employees

        At April 30, 2004, the Company employed approximately 844 employees, of which 212 were sales, administrative, management or executive personnel and 632 were production personnel. Production employees are represented by the International Brotherhood of Teamsters under a collective bargaining agreement which extends through September 15, 2005. None of the Company's executive, administrative, shop management or clerical personnel are represented by a union. Management believes its employee and labor relations are good.

Financial Information about Segments and Geographic Areas

        For financial reporting purposes, the Company operates in a single business segment and in a single geographic area.

Company Website and Information

        The Company's website address is www.earlscheib.com. The Company makes available, free of charge, either on its website or through a link from its website to the Securities and Exchange Commission website, its Code of Ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These reports can be found under the "Corporate Info.—SEC Filings" section of the Company's home page. The information contained in the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 2. Properties

        The Company owns the land and buildings occupied by 42 of the Company's operating shops as of April 30, 2004. The remaining 71 of the Company's 113 operating shops, at April 30, 2004, are leased from third parties. The 113 retail shops and one Fleet Center (which is leased) are located in approximately 100 cities in 23 states and the District of Columbia. Fifty of the Company's retail shops and its one Fleet Center are located in California. In fiscal 2004, the Company ceased operations in 11 shops (see "General").

        Leases for shop premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on leases for the Company's shops (excluding unexercised options) range from month to month tenancies to approximately 10 years. All of the leases, with two exceptions, have fixed rentals with no additional rents based upon shop sales. Many leases also require the Company to pay all or a portion of the real estate taxes, insurance charges and maintenance expenses relating to the leased premises. The Company maintains fire and liability insurance as well as limited umbrella earthquake coverage for its shops and other real estate interests.

        The Company historically secured sites for new shops by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites that may be owned by the Company or sold and leased back by the Company under sale-and-leaseback arrangements. In many cases, the Company was able to lease or sublease existing buildings that have been previously used for other purposes, such as automobile repair shops or retail establishments. These sites must be suitable for the Company's use, at a lease rate that is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new shops, the Company generally makes capital investments and incurs expenditures (excluding expenditures to purchase land, buildings or leasehold interest) of approximately $175,000. These costs consist of construction of improvements, paint and supply inventories, fixtures, equipment, signs and pre-opening expense. The Company does not intend to open any new retail locations during the fiscal year ending April 30, 2005 ("fiscal 2005"), but may open replacement shops for existing shops that may close as a result of expired leases. The Company does not intend to open any new QFTC fleet center locations during fiscal 2005. In connection with the opening of any future QFTC fleet center location, the Company expects expenses and capital investments (excluding expenditures to purchase land, buildings or leasehold interest) to be approximately $300,000 to $400,000. These costs consist of construction of improvements, paint and supply inventories, fixtures, equipment, signs and pre-opening expense. The Company primarily secures sites for its QFTC operation using the same methods described for retail shops.

        The majority of the Company's stores is in stand-alone sites on main streets with adjacent parking facilities. Store hours are generally from 7:30 a.m. to 6:00 p.m. Monday through Friday and 8:00 a.m. to 12:00 p.m. on Saturday. The Company's shops are generally 7,000 square feet with most shops ranging from approximately 4,000 square feet to 9,000 square feet and one as large as approximately 20,000 square feet.

        The Company owns a manufacturing and warehousing facility in Springfield, Missouri. The Company manufactures and warehouses paint and related products and warehouses other necessary supplies used by the shops in this facility until needed by the Company's shops. This facility occupies approximately 31,600 square feet.

        In July 2001, the Company sold the real property underlying its former corporate headquarters for net proceeds of $1,913,000. The Company currently occupies corporate offices in Sherman Oaks, California under a 10-year lease.

        The Company believes its operating properties are in good operating condition.

ITEM 3. Legal Proceedings

        The Company is a defendant in a lawsuit filed in Superior Court in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the "Individual Defendants") for whom the Company has provided indemnity. The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the insurance matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company's defense costs in this case and ordered the carrier to reimburse the Company for its past and future defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy and reserved jurisdiction to resolve that dispute at a later date. The policy has an aggregate limit of liability of $3,000,000, all of which, as of April 30, 2004, was available for the cost of defense of this claim less reimbursements made to the Company to date, by the insurance carrier. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002. On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is resolved.

        On April 2, 2003, the Court of Appeals unanimously affirmed the dismissal on the demurrer of the Individual Defendants. On May 16, 2003, the plaintiff filed and served a Petition for Review with the California Supreme Court. On July 23, 2003, the California Supreme Court granted the Petition for Review and will review the Court of Appeals decision. As of the date of this Annual Report on Form 10-K, a hearing date had not been scheduled by the Court.

        The Company is involved in certain other legal proceedings and claims arising in the ordinary course of its business. Management currently believes that the final disposition of such matters should not have a material adverse effect on the Company's operations and/or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Earl Scheib, Inc. is listed and traded on the American Stock Exchange under the ticker symbol "ESH." As of April 30, 2004, there were 231 stockholders of record of the Company's stock according to records maintained by the Company's transfer agent. The approximate number of beneficial stockholders was 850 at April 30, 2004. The high and low sales prices of the stock for each of the quarters of fiscal 2004 and fiscal 2003 are as follows:

	2004				2003
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$2.80	$2.90	$2.85	$3.91	$3.25	$3.05	$2.59	$2.45
Low	1.56	2.55	2.30	2.30	2.50	2.40	2.00	1.90

        No dividends were paid in either fiscal 2004 or fiscal 2003, and the Company does not expect to pay any dividends in the foreseeable future.

ITEM 6. Selected Financial Data

        The following selected Results of Operations data for each of the three years in the period ended April 30, 2004 and the Balance Sheet data as of April 30, 2004 and 2003 are derived from the audited Financial Statements included elsewhere herein. The selected Results of Operations data for the years ended April 30, 2001 and 2000 and the Balance Sheet data as of April 30, 2001 and 2000 were derived from audited Financial Statements, which are not included in this Form 10-K. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

(Dollars in thousands, except per share data)

	Year Ended April 30,
	2004	2003	2002	2001	2000
Results of Operations
Net sales	$47,839	$47,235	$52,126	$55,061	$56,374
Net income (loss)	(1,336)	(1,929)	450	(4,774)	(2,079)
Per share:
Earnings (loss)—Basic	(0.31)	(0.44)	0.10	(1.10)	(0.48)
Earnings (loss)—Diluted	(0.31)	(0.44)	0.10	(1.10)	(0.48)
Cash dividends declared	—	—	—	—	—

	As of April 30,
	2004	2003	2002	2001	2000
Financial position
Property, plant and equipment, net	$8,668	$10,281	$12,272	$15,782	$19,530
Total assets	20,144	23,672	26,040	26,119	29,615
Long-term liabilities	4,614	4,703	4,771	4,843	4,898
Shareholders' equity	9,019	10,355	12,249	11,786	16,560

Number of retail shops at the end of the year	113	124	132	159	170

Selected Quarterly Financial Data (Unaudited)

        The following table sets forth unaudited operating data for each of the specified quarters of Fiscal 2004 and 2003. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
For the Fiscal Year Ended April 30, 2004:
Revenues	$13,254	$12,860	$9,001	$12,724
Gross profit	3,315	2,820	660	3,105
Net income (loss)	118	(424)	(1,951)	921
Basic earnings (loss) per share	0.03	(0.10)	(0.45)	0.21
Diluted earnings (loss) per share	0.03	(0.10)	(0.45)	0.21
For the Fiscal Year Ended April 30, 2003:
Revenues	$13,070	$12,755	$9,290	$12,120
Gross profit	2,981	2,820	638	2,475
Net income (loss)	(369)	764	(1,578)	(746)
Basic earnings (loss) per share	(0.08)	0.17	(0.36)	(0.17)
Diluted earnings (loss) per share	(0.08)	0.17	(0.36)	(0.17)

        The variation in net income and earnings per share between the fourth quarter of Fiscal 2004 and the fourth quarter of Fiscal 2003 is primarily due to the interest benefit of $1,272 recorded in Fiscal 2004 related to the settlement of a dispute with the Internal Revenue Service. See Note 2 to the Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following table sets forth the Company's operating results for the periods indicated. Amounts are shown in thousands of dollars and as a percentage of sales.

	Year ended April 30,
	2004		2003		2002
Net sales	$47,839	100.0%	$47,235	100.0%	$52,126	100.0%
Cost of sales	37,939	79.3	38,321	81.1	40,736	78.1

Gross profit	9,900	20.7	8,914	18.9	11,390	21.9
Selling, general and administrative expenses	11,531	24.1	12,211	25.9	14,171	27.2
Restructuring charges	—	—	(15)	—	9	—
Provision for impairment of fixed assets	231	0.5	169	0.4	183	0.4

Operating income (loss)	(1,862)	(3.9)	(3,451)	(7.3)	(2,973)	(5.7)
Other income (expense)	610	1.3	1,627	3.4	3,698	7.1

Income (loss) before income taxes	(1,252)	(2.6)	(1,824)	(3.9)	725	1.4
Provision for income taxes	84	0.2	105	0.2	275	0.5

Net income (loss)	$(1,336)	(2.8)%	$(1,929)	(4.1)%	$450	0.9%

Fiscal Year Ended April 30, 2004 ("Fiscal 2004") compared to Fiscal Year Ended April 30, 2003 ("Fiscal 2003")

        Net sales for Fiscal 2004 were $47,839, an increase of $604, or 1.3%, from Fiscal 2003 despite the loss of sales of $2,554 resulting from a weighted-average 11 fewer retail shops in Fiscal 2004 than in Fiscal 2003. However, this loss of sales was more than offset by a 7.1% in same-shop (shops open one year or more) sales increase of $2,982 and from an increase of $176 in combined sales from the Company's fleet and truck center and commercial coatings operations.

        The gross profit margin percentage increased to 20.7% in Fiscal 2004 from 18.9% in Fiscal 2003. The increase in gross margin percentage was primarily due to the increased net sales and the overall reductions in components of costs of sales, partially offset by increased insurance expenses.

        The provision for impairment of fixed assets of $231 in Fiscal 2004 was recorded to write-down the carrying value of fixed assets in the fleet and truck center in Gardena, California to its estimated net recoverable value. The provision in Fiscal 2003 of $169 was for three shops.

        Selling, general and administrative expenses decreased by $680 in absolute dollars and as a percentage of sales in Fiscal 2004 from Fiscal 2003 due primarily to overall reductions in administrative expenses, partially offset by shop exit and fixed asset disposal costs (related to the closing of 11 shops in Fiscal 2004); which were $348 higher than Fiscal 2003 when eight shops were closed.

        Interest expense was $679 in Fiscal 2004, as compared to $458 in Fiscal 2003, and relates primarily to life insurance loans, financing for letters of credit requirements and, for Fiscal 2004, the amortization of deferred financing costs related to the Company's secured credit facility (see Note 7 to the Consolidated Financial Statements). This amortization totaled $268 in Fiscal 2004.

        During the fourth quarter of Fiscal 2004, the Company settled its dispute with the Internal Revenue Service ("IRS") regarding the disallowance, and related interest thereon, by the IRS of a net operating loss carryback refund received by the Company during the year ended April 30, 1997 (see Note 2 to the Consolidated Financial Statements). The settlement, which was paid in April 2004, resulted in a benefit of $1,272 for the excess of previously accrued interest expense.

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

        The Company did not recognize any federal or state income tax benefit for its operating loss in Fiscal 2004 and 2003. Due to income allocation and state income tax laws, only a portion of the Company" state income taxes in Fiscal 2004 and 2003 were offset by the operating loss; therefore, the Company provided $84 and $105, respectively, for state income taxes during these years.

Fiscal Year Ended April 30, 2003 ("Fiscal 2003") compared to Fiscal Year Ended April 30, 2002 ("Fiscal 2002")

        Net sales for Fiscal 2003 decreased by $4,891, or 9.4%, compared to Fiscal 2002. This was due primarily to the loss of sales from a weighted average16 fewer retail shops since Fiscal 2002 ($4,347), a decrease in same-shop sales (shops still open one year or more) of $611, or 1.3%, partially offset by increased sales from the Company's fleet and truck center and commercial coatings operations ($67). The Company closed the operations of its fleet and truck center in Los Angeles during Fiscal 2003.

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

        The provision for impairment of fixed assets of $169 in Fiscal 2003 was recorded to write-down the carrying value of fixed assets in three shops (including the former fleet and truck center in Los Angeles) to their net recoverable value. The provision for Fiscal 2002 was $183, also for three shops.

        During Fiscal 2003, the Company sold four parcels of real estate and disposed of other fixed assets for a pretax gain of $1,479. During Fiscal 2002, pursuant to the restructuring plan, the Company sold 15 parcels of real estate (including its corporate office building) and disposed of other fixed assets for a pretax gain of $4,088. Interest expense was $458 in Fiscal 2003, as compared to $434 in Fiscal 2002, and relates primarily to the accrual of interest on the IRS's disallowance of a net operating loss carryback received during fiscal 1997 (see above) and life insurance loans. During Fiscal 2003, the Company recorded interest income of $164, on refunds of federal income taxes paid for fiscal years 1999 and 1998. In addition, the Company recorded a benefit of $425 for the excess of previously accrued interest expense over that required at February 24, 2003 by the IRS (see above).

        The Company did not recognize any federal or state income tax benefit for its operating loss in Fiscal 2003. Due to income allocation and state income tax laws, the Company provided $105 in state income taxes during Fiscal 2003. The Company provided for federal and state income taxes at an effective rate of 38% during Fiscal 2002.

Liquidity and Capital Resources

        The Company's cash requirements are based upon its seasonal working capital needs and capital requirements for new shops, if any, and for additions and improvements. Historically, the first and second quarters and, occasionally, the fourth quarter of a fiscal year usually have positive cash flow from operations, while the third and, occasionally, the fourth quarters are net users of cash.

        As of April 30, 2004, the Company had current assets of $8,293 and current liabilities of $6,511 for a net working capital of $1,782. During Fiscal 2004, net cash used in operating activities was $1,669, compared with $354 net cash used in Fiscal 2003, and capitalized expenditures were $212 in Fiscal 2004. The Company expects that future cash flow from operations will be enhanced by these capital additions. During the year ending April 30, 2005, the Company plans to perform various capital improvements for an estimated cost of approximately $240.

        The Company's long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. The Company has no specific assets dedicated to its deferred compensation plan (the "Plan), but has entered into life insurance contracts on behalf of certain participants to partially fund its obligations under the Plan. Obligations under the Plan are generally payable over a 15-year period after the participant attains age 65 and has been employed by the Company for at least 10 years. The Company expects to satisfy these obligations by utilizing the accumulated cash values in the insurance contracts (net of the related loans), by cash to be received through the death benefits in these insurance contracts and from cash to be provided in its operating, financing and investing activities. Accumulated cash values under the insurance contracts and the related loan and accrued interest balances at April 30, 2004 totaled $2,598, $1,683 and $110, respectively, compared to $2,433, $1,683 and $124, respectively, at April 30, 2003.

        The Company believes that the death benefits under the life insurance contracts, along with the accumulated net cash values and cash to be provided from its operating, financing and investing activities, should be adequate to meet its obligations under the Plan. At April 30, 2004 and 2003, the face value of the life insurance policies totaled $5,096 and $4,954, respectively.

        The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of the covered Plan participant. In that event, the Company intends to satisfy this liability from the proceeds received from the life insurance contract death benefit. The proceeds not utilized to repay the loan and accrued interest would be available to satisfy the benefit obligations under the Plan. Assuming that all covered participants had died and the Company then repaid the related loans and accrued interest at April 30, 2004, the proceeds from the death benefits that would be available to satisfy the undiscounted Plan obligations of $3,574 (generally payable over 15 years) totaled $3,303.

        The Company arranges for the issuance of standby letters of credit to the benefit of its insurance carriers primarily for the unfunded portion of estimated workers compensation liabilities over different policy years. At April 30, 2004, this arrangement was made with a financial institution pursuant to its secured line and letters of credit facility with the Company. During Fiscal 2003, this arrangement was made with one of the Company's banks and required the Company to purchase certificates of deposit totaling $1,378 at April 30, 2003 to secure 59% of the standby letters of credit issued. See Note 8 to the Consolidated Financial Statements.

        As of April 31, 2004, the Company owned 44 parcels of real estate, including the Company's paint factory and warehouse, which secure the Company's revolving line and letter of credit facility. See Note 7 to the Consolidated Financial Statements. The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

        During the fourth quarter of Fiscal 2003, the Company engaged an investment banking firm as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of strategic options designed to maximize shareholder value. In May 2004, after the close of Fiscal 2004, the Company announced it had executed a Letter of Intent for the sale of all of the Company's issued and outstanding shares to Elden Holding Group, LLC, for $15 million plus assumption of certain transaction and related costs and expenses. The transaction is subject to various conditions and contingencies, including the execution of a definitive agreement, completion of due diligence, all requisite regulatory approvals and approval by the Company's stockholders.

        As of April 30, 2004, the Company had recorded deferred income tax assets totaling $1,941, which realization would require a significant increase from Fiscal 2004 taxable income to approximately $5,708. The Company believes, however, that because of the relatively long 20-year expiration period of its federal net operating loss carryforward, combined with its ability to devise tax-planning strategies involving the sales of owned real estate, or the likelihood of the consummation of a transaction, or both; it is more likely than not that the deferred income tax assets will be realized. See Note 2 in the Notes to the Consolidated Financial Statements for further discussion of the Company's income taxes and the components of the deferred income tax assets.

Inflation

        Inflation has not had a significant impact on the Company's results of operations for the three fiscal years ended April 30, 2004.

Recent Accounting Pronouncements

        In December, 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revision of the statement requires additional disclosures about pension plans and other postretirement benefit plans; however, it does not change the measurement or recognition of SFAS No. 87 and SFAS No. 106. The annual disclosure requirements were effective for Fiscal 2004 and the interim period disclosure requirements will be effective beginning in the Company's first quarter of the fiscal year ending April 30, 2005.

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

        The estimate of the Company's workers compensation deductible liability is performed by its risk management department, based on claims incurred as of the date of the balance sheet and is reviewed by senior management. The estimate for this liability is established upon analysis of historical data, discussions with third-party insurance carriers and brokers, and estimates provided by the Company's workers compensation third party administrators and professional consultants. The estimates are subject to a high degree of variability. On at least an annual basis, the claims are actuarially reviewed. Sources for the variability are numerous and include, but are not limited to, severity and frequency of claims, future economic conditions, court decisions and legislative actions. The Company's workers compensation liability estimates anticipate no change in the benefit structure, but statutory changes could have an impact on the estimated liability.

        Because of the seasonality of its business, the Company reviews its long-lived assets for impairment annually as part of the fiscal year end procedures, unless there are events or changes in circumstances that indicate there is a significant question as to whether the respective carrying amounts are recoverable. The most significant long-lived asset is the economic unit of the individual retail paint and body shop. An evaluation is performed annually on all shops operating for at least a year and an impairment write-down is generally recognized if a shop's estimated undiscounted future cash flows are less than its carrying amount. The Company primarily uses historical performance in determining its estimate of the undiscounted future cash flows; but future cash flows are influenced by, among other factors, changes in competition, marketing strategy, human resources and general market conditions. These factors could affect the amount, if any, of the impairment provision recognized.

        Changing conditions and the use of different assumptions in deriving the estimates described above could have a material effect on the reported financial results.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        As of April 30, 2004, the Company had no significant exposure to the market risks related to changes in currency exchange rates, commodity prices and equity values. The Company could be exposed to interest rate risk under its credit facility with a financial institution since any cash borrowings will bear interest at the financial institution's prime rate, plus four percent (see Note 7 to the Consolidated Financial Statements).

ITEM 8. Financial Statements and Supplementary Data

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

ITEM 9A. Controls and Procedures

        The Company's Chief Executive Officer, Christian K. Bement, and Chief Financial Officer, Charles E. Barrantes, with the participation of the Company's management carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information.

        Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Company

        The following table sets forth the principal occupation or employment and principal business of the employer, if any, of each director of the Company, as well as his age, business experience, other directorships held by him and the period during which he has served as director of the Company:

Name, Age and Present Position	Principal Occupation for the Past Five Years; Other Directorships; Business, Experience
Robert M. Smiland, 47 Chairman of the Board	A director since December 2001, Mr. Smiland became Chairman of the Board in February 2004. Mr. Smiland is Chief Executive Officer of Smiland Paint Company and a partner in Smiland Land Company. He also serves in various fiduciary capacities in a number of civic and community organizations, including as a Trustee at the University of California Foundation at Berkeley where he graduated in 1978. Mr. Smiland is a member of the Company's Audit Committee and Compensation Committee.
Christian K. Bement, 62 President and Chief Executive Officer	Mr. Bement became President and Chief Executive Officer on January 1, 1999 and served as Interim Chairman of the Board from December 2002 until January 2004. Mr. Bement previously served the Company as its Executive Vice President and Chief Operating Officer since February 1995 and became a director in 1997. Prior thereto and for over 25 years, Mr. Bement served in various senior executive positions at Thrifty Corporation, a sporting goods and drug retailer. Mr. Bement serves on the Board of Directors of Sun Healthcare Group (NASDAQ), a provider of long-term specialty healthcare services in the United States.
Allan E. Buch, 66 Director	A director since March 2002, Mr. Buch is a private investor and was the co-founder and former Chief Executive Officer of Empco Industries, an automotive tire and wheel distributor in the United States and international markets. Mr. Buch was also the co-founder and President of Capital Group Tire Sales, an operator of a chain of approximately 95 retail stores in 10 states which sold tires, brakes, batteries and other related automotive products until its sale in 1990. He serves as a Trustee at the University of California Foundation at Berkeley. Mr. Buch is a member of the Company's Compensation Committee.
James P. Burra, 61 Director	A director since March 2004, Mr. Burra is, and since 1989 has been, Chief Executive Officer of the Endural/Hoover Group, Inc., a manufacturer of material handling containers. Mr. Burra serves as a director of Semtech Corporation (NASDAQ), a manufacturer and marketer of analog semiconductors, and Hoover Group, Inc., a private company that manufactures intermediate bulk containers. Mr. Burra serves as Chairman of the Company's Audit Committee.
Salvatore J. Zizza, 58 Director	A director since March 2004, Mr. Zizza is presently Chairman of Hallmark Electrical Supplies Corp. and Bethlehem Advanced Materials and is also an investor in numerous private real estate holdings. Mr. Zizza was President and Chief Financial Officer of NICO Construction Company, Inc. until 1985, when NICO merged with The LVI Group, Inc. Prior to joining The LVI Group, Inc., Mr. Zizza was an independent financial consultant and had been a lending officer for Chemical Bank. Mr. Zizza's current directorships include: Hollis Eden Pharmaceuticals (NASDAQ), Gabelli Convertible & Income Securities Fund, Inc., Gabelli Utility Trust, Gabelli Global Multimedia Trust Inc., Gabelli Equity Trust Inc., Gabelli Dividend & Income Trust, Gabelli Growth Fund, Gabelli Asset Fund, Gabelli Equity Series Fund, Inc., Gabelli Gold Fund, Gabelli International Growth Fund, Gabelli Global Services, Ned Davis Asset Allocation Fund and Westwood Funds, and St David's School, Board of Trustees, (Private Boys School, NYC). Mr. Zizza serves on the Company's Audit Committee and is Chairman of the Compensation Committee.

THE BOARD OF DIRECTORS

Meetings, Organizations and Remuneration

        During fiscal 2004, the Board of Directors met seven times and took action by unanimous written consent five times. Each director attended at least 75% of all applicable Board and committee meetings. The Board has determined that all directors, except Mr. Bement, meet the "independence" requirements of the American Stock Exchange ("AMEX") and the United States Securities and Exchange Commission ("SEC").

        For their services on the Board during fiscal 2004, all non-employee directors were paid $9,000 as a retainer, payable in equal monthly cash installments of $750, which includes compensation for all regular, special and committee meetings. In addition, in March 2004, all of the non-employee directors who were members of the Board in September 2003 were paid an additional cash retainer of $6,120. Mr. Smiland was paid an additional $10,000 in cash for his services as Chairman of the Board and granted an option to purchase 20,000 shares of Company Common Stock during fiscal 2004, and Mr. Burra was paid an additional $1,500 in cash for his services as Chairman of the Audit Committee during fiscal 2004.

        Effective March 1, 2004, the Board approved a change in director compensation. For all future fiscal years, non-employee directors, except Mr. Smiland, will be paid an annual retainer of $18,000 which includes compensation for all regular, special and committee meetings. $9,000 of this retainer will be payable in equal monthly cash installments of $750, and $9,000 will be payable promptly after the Company's Annual Meeting of Stockholders in shares of Company Common Stock based on its closing price on the date of the Annual Meeting (or if the Annual Meeting is not held on a business day, on the business day immediately preceding the Annual Meeting). Mr. Smiland, as the Chairman of the Board, will receive an annual cash retainer of $40,000 and the Chairman of the Audit Committee will receive an additional annual cash retainer of $9,000.

Audit Committee

        The Audit Committee has adopted a written charter pursuant to which, among other things, it (i) has the authority to retain or replace a firm of independent certified public accountants to conduct the annual audit of the Company's financial statements; (ii) reviews with such accounting firm the scope and results of the annual audit; (iii) reviews the adequacy of the Company's system of internal accounting controls, the quality of the Company's accounting principles and judgments made in connection with the preparation of the financial statements, and the clarity and adequacy of the Company's disclosures in the financial statements with management and such independent accountants; (iv) reviews fees charged by the independent accountants for professional services; (v) reviews pronouncements as to accounting standards for their applicability to the Company; (vi) reviews with management and such independent accountants the Company's annual and quarterly financial statements prior to the filing of its Form 10-K or Form 10-Q, respectively; (vii) establishes procedures for handling complaints regarding accounting, internal accounting controls, and auditing matters, including procedures for confidential anonymous submission of concerns by employees regarding accounting and auditing matters; and (viii) reviews and discusses with management and the independent accountants the adequacy and effectiveness of the Company's legal, regulatory and ethical compliance programs.

        The Company's independent public accountants are invited to attend meetings of the Audit Committee and certain members of management may also be invited to attend. The Audit Committee consists of three non-employee directors, Messrs. James P. Burra, who acts as Chairman, Salvatore J. Zizza and Robert M. Smiland. The Committee met four (4) times during fiscal 2004.

        Each member of the Audit Committee meets the "independence" requirements of AMEX and the SEC. The Board has determined that each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements. The Board of Directors has determined that James P. Burra qualifies as an "audit committee financial expert" within the meaning of the SEC rules.

Compensation Committee

        The Compensation Committee reviews and approves all salary arrangements and other compensation for officers of the Company. The Compensation Committee consists of three non-employee directors, Messrs. Salvatore J. Zizza, who acts as Chairman, Allan E. Buch and Robert M. Smiland. The Compensation Committee met one (1) time during fiscal 2004.

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

Nominating Function

        The Nominating function is performed by the independent directors, and such directors are responsible for the following: identifying individuals qualified to be candidates for the Board of Directors consistent with criteria established by the Board; developing and reviewing background information for candidates; evaluating individuals suggested by share owners; and making recommendations to the Board regarding such candidates. The policies and procedures governing the nominating function were adopted by a formal resolution of the Board.

Executive Officers of the Company

        The executive officers of the Company, their ages and their positions are set forth below.

Name	Age	Position
Christian K. Bement	62	President and Chief Executive Officer
Charles E. Barrantes	52	Vice President and Chief Financial Officer
David I. Sunkin	37	Vice President and General Counsel, Secretary
James E. Smith	56	Vice President—Shop Operations
John K. Minnihan	67	Vice President—Finance

        Mr. Bement became President and Chief Executive Officer on January 1, 1999 and Interim Chairman on December 13, 2002. Mr. Bement previously served the Company as its Executive Vice President and Chief Operating Officer since February 1995 and became a director in 1997. Prior thereto and for over 25 years, Mr. Bement served in various senior executive positions at Thrifty Corporation, most recently, from 1990-1994, as Executive Vice President. Mr. Bement serves on the Board of Directors of Sun Healthcare Group (NASDAQ), a provider of long-term specialty healthcare services in the United States.

        Mr. Barrantes became Vice President and Chief Financial Officer of the Company in August 1999. From July 1998 through July 1999, he was Vice President, Chief Financial Officer and Secretary of Medical Device Alliance Inc., a medical device company. Prior to that, Mr. Barrantes was Vice President and Chief Financial Officer in 1997 of Whittaker Corporation, a NYSE-listed diversified company involved in the aerospace, defense electronics and global networking industries; and, in 1996-1997, Executive Vice President, Chief Financial Officer and Secretary of Thompson PBE, Inc., a NASDAQ company that distributed paint and related supplies to the collision repair industry.

        Mr. Sunkin has served as Vice President and General Counsel and Secretary since November 1995. Mr. Sunkin is the Company's Chief Legal Officer handling the Company's various legal matters. Mr. Sunkin also supervises and manages the Company's real estate, corporate human resources/employee benefits and risk management departments and handles various strategic matters and planning for the Company. Prior to that, Mr. Sunkin was an Associate in the Business Practices Group of the law firm Buchalter, Nemer, Fields & Younger, P.C.

        Mr. Smith has served as Vice President—Shop Operations since December 1995. Prior to that and for more than 10 years, Mr. Smith served the Company in various operational capacities.

        Mr. Minnihan has served as Vice President—Finance since April 1996. Prior to that and for more than 10 years, Mr. Minnihan served as the Company's Chief Financial Officer.

Code of Ethics

        The Company has adopted a Code of Ethics applicable to the principal executive officer and senior financial executives, including the chief financial officer and the controller, of the Company, as well as all employees and directors of the Company. The Code of Ethics has been filed as an Exhibit to this Annual Report on Form 10-K and is available on EDGAR database of the SEC at www.sec.gov.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws and rules of the SEC, directors and executive officers of the Company, as well as persons holding more than 10% of the Company's outstanding shares of Common Stock, are required to file reports showing their initial ownership of the Company's Common Stock and any subsequent changes in that ownership with the SEC and the AMEX by certain specified due dates. Based solely on the Company's review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed, during Fiscal 2004, all such reports that were required were filed on a timely basis.

ITEM 11. Executive Compensation

        The following tables and narrative text discuss the compensation paid in fiscal 2004 and the two prior fiscal years to the Company's Chief Executive Officer and the Company's other executive officers whose disclosure of compensation is required pursuant to the rules of the Securities and Exchange Commission (the "Named Executives").

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options(#)	All Other Compensation(2) ($)
Christian K. Bement President & Chief Executive Officer(1)	2004 2003 2002	236,922 238,333 220,000	0 48,000 0	0 0 0	8,006 4,087 4,400
Charles E. Barrantes Vice President & Chief Financial Officer(1)	2004 2003 2002	168,421 169,912 155,008	0 48,000 0	0 0 10,000	2,623 540 0
David I. Sunkin Vice President & General Counsel, Secretary(1)	2004 2003 2002	142,505 153,914 140,838	0 48,000 15,000	0 0 10,000	5,935 4,112 3,938
James Smith Vice President—Shop Operations	2004 2003 2002	142,005 119,503 107,735	0 0 0	0 0 5,000	12,648 4,717 4,795
John K. Minnihan Vice President—Finance	2004 2003 2002	138,739 116,814 107,546	0 0 0	0 0 5,000	11,880 10,011 9,972

(1)
Messrs. Bement, Barrantes and Sunkin are each entitled to termination benefits under certain circumstances. In addition, Messrs. Bement, Barrantes and Sunkin are entitled to supplemental termination benefits and other compensation in the event of a "change in control" of the Company, as described in the Earl Scheib, Inc. Modified Executive Retention and Incentive Plan discussed under the heading "Employment Agreements and Change in Control Arrangements."

(2)
The amounts shown in this column for Fiscal 2004 are as follows: Mr. Bement $5,458 as matching contribution by the Company under the Earl Scheib, Inc. Employee Savings Plan ("401-K") and $2,548 as premium for Long Term Disability ("LTD") benefits; Mr. Barrantes $827 as Company matching contribution to his 401-K Plan and $1,796 as premium for LTD benefits; Mr. Sunkin $2,100 as Company matching contribution to his 401-K Plan, $2,340 as premium for LTD benefits and $1,495 for the payment of Life Insurance premium; Mr. Smith $2,888 as Company matching contribution to his 401-K Plan, $1,506 as premium for LTD benefits, $1,000 for the payment of Life Insurance premium, $1,534 for payment of Supplemental Employee Retirement Plan ("SERP") premium for the benefit of Mr. Smith, $4,800 as an automobile allowance and $920 which reflects the estimated fair market value of a vehicle transferred by the Company to Mr. Smith during Fiscal 2004; and Mr. Minnihan $2,682 as Company matching contribution to his 401-K Plan, $3,000 for the payment of Life Insurance premium, $1,390 as premium for LTD benefits and $4,808 for payment of SERP premium for the benefit of Mr. Minnihan.

Equity Compensation Plan Information

        The following table sets forth the number and weighted-average exercise prices of securities to be issued upon the exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under equity compensation plans, at April 30, 2004. See Note 5 to the Consolidated Financial Statements for further information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities shown in (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	600,250	4.88	818,567
Equity Compensation Plans Not Approved by Security Holders	—	—	—

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

			Number of Unexercised Options at FY-End(#)			Value of Unexercised In-the Money Options($)(1)
Name	On Exercise (#)	Value Realized ($)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Christian K. Bement	0	0	200,000		0	0	0
Charles E. Barrantes	0	0	56,666		3,334	500	250
David I. Sunkin	0	0	56,666		3,334	500	250
James E. Smith	0	0	29,333	(2)	1,667	500	250
John K. Minnihan	0	0	34,333	(2)	1,667	500	250

(1)
Value based upon $3.15 closing price per share of Common Stock on April 30, 2004.

(2)
Includes 5,000 and 17,000 options that expired on June 27, 2004 for Messrs. Smith and Minnihan, respectively.

Employment Agreements and Change in Control Arrangements

        All of the Company's employees, including its Named Executives, are employed on an at-will basis by the Company. Messrs. Bement, Barrantes and Sunkin are entitled to severance benefits if they are terminated for reasons other than "just cause," as defined in their agreements with the Company.

        In fiscal 2003, the Committee recommended and the Board of Directors ratified and approved the adoption of the Earl Scheib, Inc. Modified Executive Retention and Incentive Plan (the "Incentive Plan") to align the interest of certain members of Company management with the interests of the stockholders in light of the Company's review of strategic alternatives to maximize stockholder value. The Committee, which engaged the services of independent legal experts to assist with the design, negotiation and preparation of the Incentive Plan, concluded that providing certain executives with specific incentives and protections was appropriate in light of the significant additional work to be performed by these executives, these executives importance to the review of strategic alternatives and the uncertainties surrounding the review process. The Incentive Plan covers Messrs. Bement, Barrantes and Sunkin. Under the Incentive Plan, these executives will be entitled to a supplemental severance payment upon the termination of their employment in certain circumstances following a change in control of the Company. In addition, these executives will be entitled to a change in control transaction bonus if they remain employed by the Company until such a change in control or if their employment is terminated in certain circumstances.

Report of the Compensation Committee of the Board of Directors on Executive

        The Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") is responsible for administering the executive compensation plans and programs of the Company including the 1994 Performance Employee Stock Option Plan and for making recommendations to the Board of Directors regarding the compensation and benefits provided to the Chief Executive Officer and the other executive officers. Each member of the Compensation Committee, whose names are set forth below this report, is an independent director of the Company.

Compensation Policies

        The Company's executive compensation programs are designed to:

    1.
    Motivate executive officers to enhance the Company's performance for the benefit of its stockholders.

    2.
    Reward executives for superior individual contributions to the achievement of the Company's business and strategic objectives.

    3.
    Align the interests of the Company's executive officers and key employees with the interests of its stockholders through equity and performance based compensation programs.

        For fiscal 2004, the key elements of the compensation program for executive management were base salary, cash bonuses and stock option grants. The Compensation Committee reevaluates executive compensation periodically to institute compensation packages which relate in part to overall Company performance and the strategic direction of the Company and are similar to compensation packages awarded to similar positions and functions in the industry. The Compensation Committee has previously retained an independent executive compensation consulting firm and management compensation attorneys to evaluate the competitive position and structure of the Company's executive compensation plans and programs. The Committee does not follow these principles mechanically, but uses experience and judgment in determining compensation for each executive officer.

Base Salary

        Base salary levels generally are determined on the Compensation Committee's assessment of prevailing levels among similarly sized and situated publicly-held companies. The Compensation Committee also considers other factors, including the Company's financial performance, the depth of the duties and functions of each of the Named Executives, the individual executive's performance for the year, other benefits available to the Named Executives and the recommendations of the Company's Chief Executive Officer. The base salary is deemed to have been appropriate by the Compensation Committee in view of the value of stock options granted and the prior and expected contributions of the Named Executives to the Company's development.

Annual Performance Bonus Plan

        The Company has, in the past, utilized an annual performance bonus plan entitled Management By Objectives ("MBO"). Under the MBO, annual incentives are established for the Named Executives and certain key employees of the Company. The actual award is based on Company performance and individual performance, and may be greater or less than the target annual incentive. If the Company does not meet a threshold level of performance, no awards may be granted with the exception of discretionary annual bonuses discussed below. Generally, an individual's target award is calculated by assigning various weights to objective performance criteria such as sales increases, profit growth and individual objectives. Payments made under this Plan are earned and made in the fiscal year following the fiscal year in which the performance occurred. During fiscal 2002, the Committee elected not to utilize the MBO. The Committee determined that in light of the Company's multi-year financial and operational restructuring and overall strategic direction, the MBO program was not the best method for aligning the interests of the stockholders with that of the Company's employees.

Discretionary Bonuses

        Discretionary bonuses may be granted by the Company to executive officers for exceptional individual performance.

Earl Scheib, Inc. Modified Executive Retention and Incentive Plan

        In fiscal 2003, the Committee recommended and the Board of Directors ratified and approved the adoption of the Earl Scheib, Inc. Modified Executive Retention and Incentive Plan (the "Incentive Plan") to align the interests of certain members of Company management with the interests of the stockholders in light of the Company's review of strategic alternatives to maximize stockholder value. The Committee, which engaged the services of independent legal experts to assist with the design and preparation of the Incentive Plan, concluded that providing certain executives with specific incentives and protections was appropriate in light of the significant additional work to be performed by these executives, these executives importance to the review of strategic alternatives and the uncertainties surrounding the review process. The Incentive Plan covers Messrs. Bement, Barrantes and Sunkin. Under the Incentive Plan, these executives will be entitled to a severance payment upon the termination of their employment in certain circumstances following a change in control of the Company. In addition, these executives will be entitled to a change in control transaction bonus if they remain employed by the Company until such a change in control or if their employment is terminated in certain circumstances.

Equity Based Plans

        Stock options provide executives with the opportunity to buy and maintain an equity interest in the Company and to share in the appreciation of the value of the Company's stock. Stock options only have value if the stock price appreciates in value from the date the options are granted.

        In 1994, the stockholders adopted, and amended in 1996, the Earl Scheib, Inc. 1994 Performance Employee Stock Option Plan (the "1994 Performance Plan"). The 1994 Performance Plan was adopted to better align the interests of the Company's management and employees with those of the stockholders. Options will be granted to key employees who have made and are expected to continue to make valuable contributions to the Company. Options are typically granted at fair market value or higher on the date of grant and typically vest over a two and one-half to four year period.

        In addition, the stockholders, in 1994, adopted the Earl Scheib, Inc. 1994 Board of Directors Stock Option Plan (the "1994 Directors Option Plan") to provide an equity based incentive to the Company's non-employee directors. The 1994 Directors Option Plan provides that each independent director shall be eligible for an initial grant of options to purchase 10,000 shares of Common Stock at the fair market value on the date of grant and vest over a four year period. In 1996, the stockholders approved an amendment to the 1994 Directors Option Plan to further link the interests of the directors with those of the stockholders. The 1996 Amendment encourages ownership in the Company by providing the directors an opportunity to receive a grant of an additional option to purchase four times the number of shares of Company Common Stock the director purchases on the open market (up to a maximum of an option to purchase 10,000 shares).

        Both plans will terminate in August 2004, and no more option grants will be allowed after the termination of the plans. Options previously granted terminate 10 years following the date of grant. The Committee intends to review and approve new option plans, subject to stockholder approval, to govern the period after August 2004.

Compensation of the Chief Executive Officer

        Mr. Bement was elected President and Chief Executive Officer on January 1, 1999. Mr. Bement previously served the Company as its Executive Vice President and Chief Operating Officer at an annual salary of $170,000. As a result of Mr. Bement's promotion and increase in duties and responsibilities, the Committee increased his salary to $220,000 and granted him stock options to purchase up to an additional 100,000 shares of Common Stock. The Compensation Committee considered compensation packages provided for similar positions in similar industries in arriving at Mr. Bement's compensation package. All of the options were granted at the closing price of the Common Stock on the American Stock Exchange on the date of Mr. Bement's election and vested over a 30-month period. Mr. Bement has historically participated in the MBO to the same extent as the prior CEO which allowed Mr. Bement to earn up to 50% of his salary, as bonus, if the Company meets certain financial performance targets. In March 2002, Mr. Bement forfeited an option to purchase 100,000 shares of Company Common Stock granted him in Fiscal 1995.

        Mr. Bement was paid a bonus of $48,000 during Fiscal 2003 pursuant to the terms of the Earl Scheib, Inc. Modified Executive Retention and Incentive Plan described above.

        Mr. Bement serves the Company in an "at-will" capacity pursuant to an Employment Agreement which provides for termination benefits under certain circumstances including a "change in control" of the Company.

                      Salvatore J. Zizza, Chairman
                      Allan E. Buch
                      Robert M. Smiland

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG EARL SCHEIB INC., THE AMEX MARKET VALUE (U.S. & FOREIGN) INDEX
AND A PEER GROUP

*
$100 invested on 4/30/99 in stock or index—including reinvestment of dividends. Fiscal year ending April 30.

	Cumulative Total Return
	4/99	4/00	4/01	4/02	4/03	4/04
EARL SCHEIB INC.	100.0	71.43	50.48	57.14	39.43	60.10
AMEX MARKET VALUE (U.S. & FOREIGN)	100.0	138.82	128.84	120.63	108.59	180.99
PEER GROUP	100.0	83.87	74.74	91.67	69.25	97.53

        The Peer Group is constructed using the Core Data Auto Parts Index and includes the following companies, but from which the Company has been excluded but is a member:

        Advanced Engine Technologies, Aftermarket Technology Corp, American Axle & Mfg Hldgs Inc., Amerigon Inc., Arvinmerito Inc., Borg Warner Inc., Champion Parts Inc., Clarcor Inc., Collins & Aikman Corp. New, Collins Inds Inc., Dana Corp., Decoma International Inc., Delphi Corp., Diamond Powersports Inc., Eaton Corp., Edelbrock Corp., Edelbrock Corp., Federal-Mogul Corp., Gentex Corp., Impco Technologies, Intelligent Mtr. Cars Group, Johnson Controls, Lear Corp., Miller Inds. Inc., Modine Mfg. Co., Orbital Engine Corp., Puradyn Filter, R&B Inc., Sports Resorts Int'l., Standard Mtr. Prods., Stoneridge Inc., Strattec Sec. Corp., Superior Industries, Tenneco Automotive, Transpro, Visteon Corp., Wabtec Corp., Wescast Inds. Inc. and Williams Controls.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table indicates the number of shares of the Company's Common Stock beneficially owned as of June 30, 2004, by (i) all persons known to the Company who own more than 5% thereof, (ii) all directors of the Company, (iii) each of the Named Executives and (iv) all directors and executive officers of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)		Percent of Outstanding Shares
Dimensional Fund Advisors, Inc 1229 Ocean Avenue, Suite 650 Santa Monica, CA 90401	255,700	(b)	5.8%
Gabelli Funds, Inc. and Affiliates One Corporate Center Rye, NY 10580	1,678,260	(c)	38.3%
Estate of Earl A. Scheib c/o Greg Kling Kling, Lee & Patrick 12750 Center Court Dr. #250 Cerritos, CA 90703	526,800	(d)	12%
Lawndale Capital Management, LLC 591 Redwood Highway, Suite 2345 Mill Valley, CA. 94941	536,600	(e)	12.3%
Enterprise Group of Funds 3343 Peachtree Rd., #450 Atlanta, GA 30326	310,000	(f)	7.1%
Christian K. Bement	228,250	(g)	5.2%
Allan E. Buch	19,750	(h)	*
James P. Burra	0		*
Robert M. Smiland	22,250	(i)	*
Salvatore J. Zizza	0		*
Charles E. Barrantes	56,666	(j)	1.3%
David I. Sunkin	58,316	(k)	1.3%
James E. Smith	33,333	(l)	*
John K. Minnihan	18,080	(m)	*
All directors and executive officers as a group (9 persons)	436,645		10%

*
Indicates ownership of less than 1% of the Company's Common Stock based on 4,379,682 shares issued and outstanding on June 30, 2004.

(a)
Except as noted below, each of such beneficial owners exercises sole voting and investment power over all shares shown. Amounts include shares owned outright plus shares that could be acquired on or before August 29, 2004.

(b)
According to a Securities and Exchange Commission Schedule 13G, dated February 6, 2004. Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Company that are owned by the Funds and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. All securities are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(c)
According to a Securities and Exchange Commission Schedule 13D, dated June 22, 2004, Gabelli Funds, Inc. and its affiliates hold all such shares for the benefit of their clients. Gabelli Funds, Inc. claims beneficial ownership of all 1,678,260 shares, except for 9,460 shares owned by Mario J. Gabelli as an individual.

(d)
According to a Securities and Exchange Commission Form 4 dated October 7, 2003.

(e)
According to a Securities and Exchange Commission Schedule 13D, dated August 20, 2002.

(f)
According to a Securities and Exchange Commission Schedule 13G dated February 13, 2001.

(g)
Includes 28,250 shares owned outright and 200,000 shares that may be acquired upon the exercise of employee stock options that are presently exercisable.

(h)
Includes 4,750 shares owned outright and 15,000 shares that may be acquired upon the exercise of directors' stock options that are presently exercisable.

(i)
Includes 7,250 shares owned outright and 15,000 shares that may be acquired upon the exercise of directors' stock options that are presently exercisable.

(j)
All 56,666 shares may be acquired upon the exercise of employee stock options that are presently exercisable.

(k)
Includes 1,500 shares owned outright, 150 shares held as a custodian for Mr. Sunkin's minor child, and 56,666 shares that may be acquired upon the exercise of employee stock options that are presently exercisable.

(l)
Includes 9,000 shares owned outright and 24,333 shares that may be acquired upon the exercise of employee stock options that are presently exercisable.

(m)
Includes 747 shares owned outright and 17,333 shares that may be acquired upon the exercise of employee stock options that are presently exercisable.

ITEM 13. Certain Relationships and Related Transactions.

        None.

ITEM 14. Principal Accountant Fees and Services

        The following table sets forth the aggregate fees billed to the Company by its principal accounting firm, Ernst & Young LLP, during Fiscal 2004 and Fiscal 2003.

	2004	2003
Audit Fees	$134,041	$112,970
Audit Related Fees	$500	$1,500
Tax Fees	$97,890	$115,185
Other Fees	$0	$0

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

        The Audit Committee administers the Company's engagement of Ernst & Young LLP ("E&Y") and pre-approves all audit and permitted non-audit services to be performed by E&Y on a case by case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of E&Y, and whether for reasons of efficiency, convenience or otherwise it is in the best interest of the Company to engage its independent auditor to perform the services. The Audit Committee has determined that performance by E&Y of the non-audit services related to the fees on the table did not affect their independence.

        Prior to engagement, the Audit Committee pre-approves all independent auditor services. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically during the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

        The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1.	Financial Statements See Item 8.
2.
Financial Statement Schedules
Schedules have been omitted because they are not applicable or the information required to be set forth therein is either included in the consolidated financial statements or is not significant.
	3.	Exhibits The Exhibits required to be filed hereunder are indexed on pages E-1 and E-2.
(b)	Reports on Form 8-K
	1.	On March 9, 2004, the Company filed a Current Report on Form 8-K ("Form 8-K") under Items 7 and 9, filing the Company's press release dated March 2, 2004, announcing changes to the Board of Directors.
2.
On March 12, 2004, the Company filed a Form 8-K under Items 7 and 9, filing the Company's press release dated March 12, 2004, announcing its financial results for the third quarter ended January 31, 2004.
	3.	On March 29, 2004, the Company filed a Form 8-K under Item 5 announcing the acceptance by the Internal Revenue Service of the Company's Offer In Compromise dated December 1, 2003.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

        Written and oral statements made by the Company that are not historic in nature are "forward looking statements" as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words "believe," "expect," "hope," "intend," "estimate," "anticipate," "plan," "will," "project," and similar expressions identify forward-looking statements. All statements which address operating performance, events, developments or strategies that the Company expects or anticipates in the future are forward-looking statements; including statements about the Company's expectations regarding the completion of the proposed transaction with Elden Holding Group, LLC.

        Forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the Company's past experience or current expectations. The following are some of the risks and uncertainties that may impact the forward-looking statements: the fact that a definitive agreement regarding the proposed transaction has not been agreed upon or signed, the need to satisfy preconditions prior to the closing of an acquisition by Elden Holding Group, LLC, the impact of the Company's retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company's expansion of its fleet services, new product rollout and Quality Fleet & Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing, insurance or lending constraints, the impact of various tax positions taken by the Company and the risk that the identification or consummation of any particular transaction or strategic outcome is not assured.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2004	EARL SCHEIB, INC.

By:
/s/ CHRISTIAN K. BEMENT Christian K. Bement President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:
	/s/ CHRISTIAN K. BEMENT Christian K. Bement	President and Chief Executive Officer [Principal Executive Officer]	July 28, 2004
By:
	/s/ ALLAN E. BUCH Allan E. Buch	Director	July 28, 2004
By:
	/s/ JAMES BURRA James Burra	Director	July 28, 2004
By:
	/s/ ROBERT M. SMILAND Robert M. Smiland	Chairman of the Board	July 28, 2004
By:
	/s/ SALVATORE ZIZZA Salvatore Zizza	Director	July 28, 2004
By:
	/s/ CHARLES E. BARRANTES Charles E. Barrantes	Vice President and Chief Financial Officer [Principal Financial Officer]	July 28, 2004
By:
	/s/ JOHN K. MINNIHAN John K. Minnihan	Vice President Finance [Principal Accounting Officer]	July 28, 2004

Earl Scheib, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year ended April 30,
	2004	2003	2002
Net sales	$47,839	$47,235	$52,126
Cost of sales	37,939	38,321	40,736

Gross profit	9,900	8,914	11,390
Selling, general and administrative expenses	11,531	12,211	14,171
Restructuring charges, net	—	(15)	9
Provision for impairment of fixed assets	231	169	183

Operating loss	(1,862)	(3,451)	(2,973)
Gain on sales and disposals of property and equipment	—	1,479	4,088
Interest expense	(679)	(458)	(434)
Interest income	1,289	606	44

Income (loss) before income taxes	(1,252)	(1,824)	725
Provision for income taxes	84	105	275

Net income (loss)	$(1,336)	$(1,929)	$450

Earnings (loss) per share
Basic	$(0.31)	$(0.44)	$0.10
Diluted	(0.31)	(0.44)	0.10

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Earl Scheib, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	April 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$2,188	$3,447
Certificates of deposit (restricted)	—	1,378
Accounts receivable, less allowances of $143 in 2004 and $108 in 2003	485	541
Inventories	1,829	1,666
Prepaid expenses, including advertising costs of $393 in 2004 and $444 in 2003	1,649	1,696
Deferred income taxes	1,707	1,173
Property held for sale	31	—
Other current assets	404	21

Total current assets	8,293	9,922
Property, plant and equipment, net	8,668	10,281
Deferred income taxes	234	768
Other, including cash surrender value of life insurance of $2,598 in 2004 and $2,433 in 2003	2,949	2,701

	$20,144	$23,672

Liabilities
Current liabilities
Accounts payable	$598	$596
Accrued expenses:
Payroll and related taxes	1,192	1,262
Insurance	2,564	2,349
Interest	117	1,337
Advertising	359	193
Legal and Professional	443	328
Other	1,208	1,144
Income taxes payable	30	1,405

Total current liabilities	6,511	8,614
Deferred management compensation	2,931	3,020
Long-term debt and obligations	1,683	1,683
Commitments and contingencies	—	—
Shareholders Equity
Capital stock $1 par—12,000,000 shares authorized; 4,803,000 issued and 4,380,000 outstanding in 2004 and 2003	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	422	1,758
Treasury stock (423,000 shares in 2004 and 2003)	(2,962)	(2,962)

Total shareholders' equity	9,019	10,355

	$20,144	$23,672

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Earl Scheib, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(Dollars in thousands, except share data)

	Capital Stock, $1 Par
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance April 30, 2001	4,359,000	$4,803	$6,756	$3,335	$(3,108)	$11,786
Net income	—	—	—	450	—	450
Issuance of treasury stock	9,000	—	—	(49)	62	13

Balance April 30, 2002	4,368,000	4,803	6,756	3,736	(3,046)	12,249
Net loss	—	—	—	(1,929)	—	(1,929)
Issuance of treasury stock	12,000	—	—	(49)	84	35

Balance April 30, 2003	4,380,000	4,803	6,756	1,758	(2,962)	10,355
Net loss	—	—	—	(1,336)	—	(1,336)

Balance April 30, 2004	4,380,000	$4,803	$6,756	$422	$(2,962)	$9,019

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Earl Scheib, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended April 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,336)	$(1,929)	$450
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sales and disposals of property and equipment	288	(1,404)	(3,735)
Depreciation and amortization	1,275	1,564	1,791
Provision for impairment of fixed assets	231	169	183
Deferred income taxes	—	928	—
Amortization of credit facility financing costs	268	—	—
Write down of fixed assets included in restructuring charges	—	—	73
Compensation expense on issuance of restricted stock	—	35	13
Changes in operating assets and liabilities:
Receivables	56	378	(600)
Inventories	(163)	225	80
Prepaid expenses and other current assets	55	402	(139)
Other assets	(151)	(248)	(145)
Accounts payable	2	(137)	(541)
Accrued expenses and income taxes payable	(2,105)	(269)	196
Deferred management compensation	(89)	(68)	(72)

Net cash used in operating activities	(1,669)	(354)	(2,446)

Cash flows from investing activities:
Net maturities (purchases) of certificates of deposit	1,378	(415)	(963)
Capital expenditures	(212)	(244)	(723)
Proceeds from disposals of property and equipment	—	1,936	5,950

Net cash provided by investing activities	1,166	1,277	4,264

Net cash used in financing activities—credit facility financing costs	(756)	—	—

Net increase (decrease) in cash and cash equivalents	(1,259)	923	1,818
Cash and cash equivalents, at beginning of year	3,447	2,524	706

Cash and cash equivalents, at end of year	$2,188	$3,447	$2,524

Supplemental cash flow disclosure:
Income taxes paid	$71	$298	$502
Interest paid	344	156	19

Noncash financing activity—issuance of restricted stock (Note 10)	$—	$35	$13

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Earl Scheib, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

        Nature of Business:    Earl Scheib, Inc. and subsidiaries (the "Company") operate auto painting and auto body repair locations for both retail consumers and businesses. At April 30, 2004, 2003, and 2002, the Company operated 113, 124 and 132 retail paint and body repair shops, respectively, and operated one large fleet center at April 30, 2004 and 2003, and two large fleet centers in 2002.

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

        Accounts Receivable:    Write-offs of accounts receivable totaled $43, $83, and $89; while provisions for doubtful accounts totaled $72, $81, and $116 for the years ended April 30, 2004, 2003 and 2002, respectively. Recoveries in the years ended April 30, 2004, 2003 and 2002 were $6, $1, and $22, respectively.

        Inventories:    Inventories, which are composed of auto paint, shop supplies and materials, are stated at the lower of last-in, first-out (LIFO) cost or market. A summary of inventories is as follows:

	April 30,
	2004	2003
Paint and related supplies	$1,861	$1,797
Raw materials	479	448
LIFO reserve	(511)	(579)

Total inventories	$1,829	$1,666

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

        Advertising:    Advertising costs are expensed as incurred, except that costs related to the placement of Company information in the yellow pages are capitalized as prepaid expenses and amortized over the applicable directory period, generally one year. Advertising costs expensed during the years ended April 30, 2004, 2003 and 2002 totaled $3,241, $3,376 and $3,628, respectively; and costs capitalized at April 30, 2004 and 2003 totaled $393 and $444, respectively.

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

        Stock-Based Compensation:    At April 30, 2004, the Company had two stock-based employee compensation plans, which are described in Note 5. The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock Based Compensation—Transaction and Disclosure, an amendment of FASB Statement No. 123."

        SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and net income (loss) per share for each of the three years ended April 30, 2004, 2003 and 2002 would have changed to the following pro forma amounts (in thousands, except per share data):

	April 30,
	2004	2003	2002
Net income (loss) as reported	$(1,336)	$(1,929)	$450
Stock based employee compensation expense determined under SFAS No. 123	(130)	(160)	(435)

Pro forma net income (loss)	$(1,466)	$(2,089)	$15

Net income (loss) per Common share:
As reported:
Basic	$(0.31)	$(0.44)	$0.10
Diluted	(0.31)	(0.44)	0.10

Pro forma:
Basic	$(0.33)	$(0.48)	$0.00
Diluted	(0.33)	(0.48)	0.00

        Because options vest over several years and additional options are granted each year, the effects on pro forma net income (loss) and related per share amounts presented above are not representative of the effect for future years.

        The fair market value of stock options granted for purposes of the SFAS No. 123 compensation was determined by using the Black-Scholes option-pricing model and the following assumptions were applied: a weighted-average, risk-free interest rate of 4.05% and 5.26% for Fiscal 2004 and 2002, respectively; an expected life of 10 years; expected volatility of 54.9% and 80.4% in Fiscal 2004 and 2002, respectively, and no expected dividend. The weighted-average fair value of the options granted by the Company in Fiscal 2004 and 2002, was $1.72 and $1.78, respectively. No stock options were granted in Fiscal 2003.

        Impairment of Long-Lived Assets:    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the Company determines an impairment of a long-lived asset has occurred, it will write down the asset to its estimated fair value, which is based primarily on expected future cash flows. During the years ended April 30, 2004, 2003 and 2002, the Company provided $231, $169 and $256 for the impairment of fixed assets in the fleet center, three shops and eight shops, respectively. For the year ended April 30, 2002, $73 of this provision is included in "restructuring charges" (Note 9).

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

        The weighted-average number of shares used to calculate basic earnings (loss) per share was 4,380, 4,375 and 4,363 for the years ended April 30, 2004, 2003 and 2002, respectively. The weighted-average number of shares used to calculate diluted earnings (loss) per share was 4,380, 4,375 and 4,365 for the years ended April 30, 2004, 2003 and 2002, respectively. Options to purchase 600, 720, and 819 shares were not included in the calculation of diluted earnings per share in Fiscal 2004, 2003 and 2002, respectively, because the effect would be antidilutive.

        Recent Accounting Pronouncements:    In December, 2003, the Financial Accounting Standards Board revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revision of the statement requires additional disclosures about pension plans and other postretirement benefit plans; however, it does not change the measurement or recognition of SFAS No. 87 and SFAS No. 106. The annual disclosure requirements were effective for Fiscal 2004 and the interim period disclosure requirements will be effective beginning in the Company's first quarter of the fiscal year ending April 30, 2005.

        Reclassification:    Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

2.    Taxes on Income

        The components of the provision for income taxes are as follows:

	Year Ended April 30,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	84	105	56

	84	105	56

Deferred	—	—	219

Total	$84	$105	$275

        Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Year Ended April 30,
	2004	2003	2002
Tax at U.S. federal statutory tax rate (benefit)	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	2.4	2.0	4.0
Valuation reserve	41.6	40.0	—
Other	(3.3)	(2.0)	—

Total	6.7%	6.0%	38.0%

        At April 30, 2004, net current deferred income tax assets and net long-term deferred income tax assets were comprised of the following:

	April 30,
	2004	2003
Current deferred income tax assets:
Accrued insurance	$1,058	$942
Accrued payroll and vacation	146	73
Accrue medical insurance	87	47
Other	416	111

	$1,707	$1,173

Long-term deferred income tax assets (liabilities):
Alternative minimum tax credit	405	544
Net operating loss	$1,994	$1,488
Deferred compensation	1,302	1,332
Depreciation	1,286	1,286
Other	(184)	230
Valuation allowance	(4,569)	(4,112)

	$234	$768

        In Fiscal 2004 and Fiscal 2003, the Company had recorded deferred income tax assets, net of valuation allowance, of $1,941. As of April 30, 2004, the Company owned 44 parcels of real property, including its manufacturing and warehouse facility. These properties were purchased a number of years ago. Should the Company's taxable income be insufficient in any one year to realize the deferred income tax asset, then one or more of these properties could be sold for a gain to realize the income tax asset. It is management's present belief that it is more likely than not that the remaining net deferred income tax asset will be realized through the sales of these properties rather than through operating income. Accordingly, since April 30, 1999, the Company has been establishing a valuation allowance for any income tax benefit recorded for its net operating losses.

        As of April 30, 2004, the Company had net operating loss carryforwards of approximately $5,400 and $3,800 available to offset future federal and state income taxes, respectively, and which will begin to expire in Fiscal 2016 and Fiscal 2005, respectively.

        In February 1999, the Company received a Notice of Disallowance from the Internal Revenue Service ("IRS") disallowing a refund of $1,845 from a net operating loss carryback received by the Company during its year ended April 30, 1997. The IRS also sought interest (but not penalties) on the amount of the refund. The Company protested the IRS's position and in a notice dated February 24, 2003, the IRS allowed a portion of the refund and stated that the amount of the disallowance and interest thereon would total $2,629 as of that date. As a result, the Company recorded a benefit of $425 during the third quarter of Fiscal 2003 for the excess of previously accrued interest expense over that required by the IRS at February 24, 2003. During the fourth quarter of Fiscal 2004, the Company settled this dispute for $1,550. The settlement, which was paid in April 2004, resulted in an interest benefit of $1,272.

3.    Property, Plant and Equipment

        Property, plant and equipment, including their estimated useful lives, consist of the following:

	April 30,
	2004	2003	Estimated Useful Life
Land	$3,569	$3,521
Buildings and building improvements	5,494	5,533	8-33 years
Machinery and equipment	8,232	8,998	3-10 years
Automotive equipment	62	75	2-4 years
Office furniture and equipment	3,315	3,341	3-10 years
Leasehold improvements	6,470	7,010	Life of Lease

	27,142	28,478
Less: accumulated depreciation and amortization	(18,474)	(18,197)

Net property, plant and equipment	$8,668	$10,281

        In Fiscal 2004, the Company sold no real estate. In Fiscal 2003, the Company sold 4 parcels of real estate for net proceeds of $1,936, resulting in a net gain of $1,479.

4.    Leases

        The Company leases approximately 63% of its locations and its corporate offices. Management expects that in the normal course of business, excluding retail shops scheduled to be closed as part of the Company's restructuring plan (Note 9), such leases will be renewed or replaced by other leases. Certain lease agreements contain renewal and/or purchase options. Rent expense for Fiscal 2004, 2003 and 2002 was $4,115 $4,280 and $4,434, respectively. Following is a summary, by year, of the future minimum lease commitments as of April 30, 2003.

Year ending April 30:
2005	$2,870
2006	2,478
2007	2,033
2008	1,582
2009	1,240
Thereafter	4,219

Total minimum lease payments	$14,422

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

        Stock option transactions are summarized as follows:

	Number of Shares	Option price per Share	Weighted Average Exercise Price
Outstanding at April 30, 2001	996	$3.50—$10.00	$5.81
Granted	145	$1.75—$4.50	$3.06
Exercised	—	—	—
Canceled	(312)	$4.00—$9.00	$6.59

Outstanding at April 30, 2002	829	$1.75—$10.00	$5.03
Granted	—	—	—
Exercised	—	—	—
Canceled	(109)	$2.50—$7.75	$4.48

Outstanding at April 30, 2003	720	$1.75—$10.00	$5.12
Granted	40	$2.40—$2.60	$2.50
Exercised	—	—	—
Canceled	(160)	$3.00—$7.13	$5.35

Outstanding at April 30, 2004	600	$1.75—$10.00	$4.88

	April 30,
	2004	2003	2002
Shares exercisable	535	630	619
Shares available for grant	819	699	590

        The following tables summarize information about stock options outstanding and exercisable:

Options Outstanding
Range of Exercise Price	Outstanding at April 30, 2004	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.75—$3.50	125	8.3	$2.67
$3.51—$4.50	114	4.7	$4.28
$4.51—$5.50	277	3.0	$5.34
$5.51—$10.00	84	1.9	$7.45

	600

Options Exercisable
Range of Exercise Price	Exercisable at April 30, 2004	Weighted Average Exercise Price
$1.75—$3.50	63	$2.80
$3.51—$4.50	110	$4.29
$4.51—$5.50	278	$5.34
$5.51—$10.00	84	$7.35

	535

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

        The following table sets forth the Plan's funded status and amounts to be recognized in the Company's Statement of financial position as follows:

	April 30,
	2004	2003
Change in projected benefit obligation:
Projected benefit obligation at the beginning of the year	$2,887	$2,743
Service cost	50	54
Interest cost	173	190
Actuarial (gain) or loss	(228)	153
Benefits paid	(253)	(253)
Change in Plan provisions	—	—

Projected benefit obligation at the end of the year	$2,629	$2,887

Accumulated benefit obligation at the end of the year	$2,629	$2,887

Change in Plan assets:
Fair value of Plan assets at the beginning of the year	$—	$—
Actual return on Plan assets	—	—
Benefits paid	(253)	(253)
Employer contributions	253	253

Fair value of assets at the end of the year	$—	$—

Net amount recognized:
Funded status	$(2,629)	$(2,887)
Unrecognized transaction obligation (asset)	—	—
Unrecognized prior service cost	(245)	(304)
Unrecognized net (gain) or loss	(310)	(82)

Net amount recognized	$(3,184)	$(3,273)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$—	$—
Accrued benefit cost	(3,184)	(3,273)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(3,184)	$(3,273)

Information due to an accumulated benefit obligation in excess of Plan assets:
Projected benefit obligation	$2,629	$2,887
Accumulated benefit obligation	2,629	2,887
Fair value of Plan assets	—	—

Components of Net Periodic Pension Cost:

	Year Ended April 30,
	2004	2003	2002
Projected benefit obligation at beginning of year
Service cost	$50	$54	$50
Interest cost	173	190	190
Expected return on Plan assets	—	—	—
Amortization of net (gain) or loss	—	—	—
Amortization of prior service cost	(59)	(59)	(59)
Amortization of transition obligation (asset)	—	—	—

Total SFAS 87 net periodic Plan cost	164	185	181
SFAS 88 changes (credits)	—	—	—

Total net periodic Plan cost	$164	$185	$181

Additional information:
Increase in minimum liability included in other comprehensive income	$—	$—	$—

Weighted average assumptions:
Discount rate	6.25%	6.25%	7.25%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

Plan Assets:

The plan is an unfunded non-qualified plan.

Cash flows:

Expected contributions for fiscal year ending 4/30/04
Expected employer contributions	$253
Expected employee contributions	—

Estimated future benefit payments reflecting expected future service for fiscal year(s) ending:
4/30/2005	$253
4/30/2006	253
4/30/2007	1,250
4/30/2008	253
4/30/2009	253
5/1/2009—4/30/2014	528
5/1/2014—4/30/2036	941

Other Accounting Items:

Market-related value of assets	$—	$—
Amount of figure annual benefits of Plan participants covered by insurance contracts issued by the employer or related parties	$—	$—
Alternative amortization methods used to amortize:
(a) Prior service cost	Straight Line	Straight Line
(b) Unrecognized net (gain) or loss	Straight Line (10.67 yrs)	Straight Line (9.00 yrs)
Employer commitments to make future Plan amendments (that serve as the basis for the employer's accounting for the Plan)	None	None
Description of special or contractual termination benefits recognized during the period	N/A	N/A
Cost of benefits described above	N/A	N/A
Explanation of any significant change in benefit obligation or plan assets not otherwise apparent in the above disclosures	N/A	N/A
Measurement date used	4/30/2004	4/30/2003

        The Company entered into whole life insurance contracts to partially fund its obligations under the Plan. The Company was not obligated to enter into these contracts and is not required to use these policy proceeds to pay for the Plan. As of April 30, 2004 and 2003, these contracts had cash surrender values of $2,598 and $2, 433, respectively, which the Company has borrowed against (Note 7).

401(k) Plan

        In Fiscal 1999, the Company established a 401(k) Plan covering substantially all employees. Employees may elect to participate in the 401(k) Plan provided that they meet certain eligibility requirements. Voluntary employee contributions are limited to 15 percent (up to the maximum amount allowed by federal regulations) of compensation. Subject to the vesting schedule, Company contributions, equal to 50 percent of the first four percent of employee contributions, are distributed ("matched") at the end of each calendar year to participants then employed. During Fiscal 2004, 2003 and 2002, the Company contributed $83, $84 and $86, respectively.

7.    Debt and Obligations

        Long term debt and obligations consist of loans against life insurance policy cash surrender values, which bear interest at a variable rate (currently 4.5% to 6.20%) with interest payable annually. The principal is not due until such time as the policies may be surrendered by the Company.

        In August 2003, the Company entered into a loan and security agreement with a financial institution for a two-year $10,000 revolving line and letter of credit facility. The credit facility, as amended, is secured by substantially all of the assets of the Company, including its owned real estate properties, and requires the maintenance of certain financial covenants. The Company could be exposed to interest rate risk since any cash borrowings under this credit facility will bear interest at the financial institution's prime rate, plus four percent. At April 30, 2004, the Company had not made any cash borrowings. The Company has an available borrowing base, as defined, of approximately, $6,786, which, at the Company's discretion, can be increased up to $10,000 upon, the completion of satisfactory appraisals, surveys, title and certain environmental reports on its real properties located outside of the state of California.

8.    Commitments and Contingencies

        Under the secured credit facility, the financial institution issued $2,392 in standby letters of credit at April 30, 2004. The letters of credit are in favor of certain of the Company's insurance carriers and currently secure the unfunded portion of the Company's estimated workers compensation insurance liabilities. At April 30, 2003, the Company satisfied its letter of credit requirements, totaling $2,340, through a facility with one of its banks. That facility, which was replaced with the current secured credit facility (see Note 7), required that at least 50% of the issued standby letters of credit be secured by certificates of deposit at the bank ($1,378 at April 30, 2003) and by the personal assets of the Company.

        During the fourth quarter of fiscal 2003, the Company engaged an investment banking firm as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of strategic options designed to maximize shareholder value. In consideration for these services, the Company paid a retainer fee of $75, which is to be credited against additional fees, if any, earned by the investment banking firm. These additional fees would vary depending on whether the services result in a "transaction", "financing" or "strategic outcome", as defined in the agreement, and the aggregate consideration to the Company, as also defined in the agreement. In addition, the Board of Directors approved a retention and incentive plan for the benefit of certain officers whereby severance payments, a transaction bonus, as defined, and certain other benefits, would be payable to these officers in the event a change in control or other transaction, as defined, and certain other conditions occur. As part of this retention and incentive plan, the officers were paid, in the aggregate, $144 as retention bonuses during fiscal 2003. See Note 11 for Subsequent Event.

        The Company is a defendant in a lawsuit filed in Superior Court in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the "Individual Defendants") for whom the Company has provided indemnity. The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the insurance matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company's defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy and reserved jurisdiction to resolve that dispute at a later date. The policy has an aggregate limit of liability of $3,000, all of which, as of April 30, 2004, was available for the cost of defense of this claim less reimbursements made to the Company to date, by the insurance carrier. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002. On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is resolved.

        On April 2, 2003, the Court of Appeals unanimously affirmed the dismissal on the demurrer of the Individual Defendants. On May 16, 2003, the plaintiff filed and served a Petition for Review with the California Supreme Court. On July 23, 2003, the California Supreme Court granted the Petition for Review and will review the Court of Appeals decision. As of April 30, 2004, a hearing date had not been scheduled by the Court.

        The Company is involved in certain other legal proceedings and claims which arise in the ordinary course of its business. Management currently believes that the financial disposition of such matters should not have a material adverse affect on the Company's operations and/or financial position.

9.    Restructuring of Retail Paint and Body Business

        In February 2001, the Board of Directors approved a plan to restructure and reorganize the Company's retail paint and body business. The plan was implemented over the three year period ended April 30, 2004, generally as lease obligations expired, and resulted in the closing of approximately 40 retail shops located in primarily single-shop areas and in markets where seasonal weather adversely impacts operating results. The restructuring should result in a leaner infrastructure and allow the Company to concentrate its efforts in those geographic areas where it historically has been profitable.

        During the year ended April 30, 2001, the Company recorded restructuring charges totaling $645 for the planned closure of 25 retail shops during the year ended April 30, 2002, including estimated exit costs (shop closure costs and early termination of leases) totaling $288. During the year ended April 30, 2002, $131 of these exit costs were utilized and $134 were reversed to the benefit of operating results, leaving $23 remaining at April 30, 2002. During the year ended April 30, 2003, $3 of the exit costs were reversed to the benefit of operating results, leaving $20 remaining at April 30, 2003. During the year ended April 30, 2004, these remaining exit costs of $20 were utilized.

        During the year ended April 30, 2002, the Company recorded restructuring charges totaling $143 for the planned closure of eight leased retail shops through April 30, 2003, including estimated exit costs of $70. During the fiscal year ended April 30, 2003, $53 of these exit costs were utilized and $12 were reversed to the benefit of operating results, leaving $5 remaining. During the year ended April 30, 2004, these remaining exit costs of $5 were reversed to the benefit of operating results. The Company also planned to close four owned retail shops through April 30, 2003, which required no estimated exit costs to be recorded.

10.    Issuance of Restricted Stock to Directors

        During the years ended April 30, 2003 and 2002, the Company issued 12,000 and 9,000 shares of its capital stock to five and four of the outside members of the Board of Directors, respectively, in lieu of a portion of their cash compensation for their service on the Board. The shares were issued from treasury stock held by the Company and are "restricted securities" as defined by the rules of the Securities and Exchange Commission. The aggregate fair market value of these shares at the date of issuance in the years ended April 30, 2003 and 2002 of $35 (or $2.95 per share) and $13 (or $1.60 per share), respectively, has been recorded as compensation expense and the excess of the Company's acquired cost over this fair market value, or $49 in both years, was charged directly to retained earnings. The Company did not issue restricted stock to any directors in the year ended April 30, 2004.

11.    Subsequent Event

        In May 2004, after the close of fiscal 2004, the Company announced it had executed a Letter of Intent for the sale of all the Company's issued and outstanding shares to Elden Holding Group, LLC, for $15 million plus assumption of certain transaction and related costs and expenses. The transaction is subject to various conditions and contingencies, including the execution of a definitive agreement, completion of due diligence, all requisite regulatory approvals and approval by the Company's stockholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Earl Scheib, Inc.

        We have audited the accompanying consolidated balance sheets of Earl Scheib, Inc. and subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earl Scheib, Inc. and subsidiaries at April 30, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Los Angeles, California July 13, 2004

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
Earl Scheib, Inc. 1994 Board of Directors Stock Option Plan, June 27, 1994 filed as Exhibit 10(m) to the Registrant's 1995 Form 10-K and hereby incorporated herein by reference. Letter of Intent dated as of May 13, 2004 by and between Elden Holding Group, LLC and Registrant, filed as Exhibit 99.1 to the
10	(l)	Registrant's Current Report on Form 8-K filed on May 20, 2004 and incorporated herein by reference.
10	(n)
Earl Scheib, Inc. Modified Executive Retention and Incentive Plan dated April 2, 2003 filed as Exhibit 10(n) to the Registrant's 2003 Form 10-K/A Amendment No. 1 and hereby incorporated herein by reference.
10	(o)
Loan and Security Agreement, dated as of August 4, 2003, by and between the Registrant and Wells Fargo Foothill, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 15, 2003 and hereby incorporated by reference herein.
10	(p)	Amendment No. 1 to Loan and Security Agreement, dated as of August 29, 2003, by and among Wells Fargo Foothill, Inc., the Registrant and Earl Scheib Realty Corp.
10	(q)	Amendment No. 2 to Loan and Security Agreement, dated as of February 19, 2004, by and among Wells Fargo Foothill, Inc., the Registrant and Earl Scheib Realty Corp.

E-1

10	(r)	Amendment No. 3 to Loan and Security Agreement, dated as of April 6, 2004, by and among Wells Fargo Foothill, Inc., the Registrant and Earl Scheib Realty Corp.
10	(s)	Amendment No. 4 to Loan and Security Agreement, dated as of June 24, 2004, by and among Wells Fargo Foothill, Inc., the Registrant and Earl Scheib Realty Corp.
14		Code of Ethics
21		Subsidiaries of the Registrant filed as Exhibit 22 to the Registrant's 1999 Form 10-K and hereby incorporated herein by reference.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2

QuickLinks

PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  ITEM 9A. Controls and Procedures
  ITEM 9B. Other Information.
PART III
  ITEM 10. Directors and Executive Officers of the Company
  ITEM 11. Executive Compensation
SUMMARY COMPENSATION TABLE
Equity Compensation Plan Information
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Earl Scheib, Inc. and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data)
Earl Scheib, Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except share data)
Earl Scheib, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity (Dollars in thousands, except share data)
Earl Scheib, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Earl Scheib, Inc. Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM