Form 10-Q
period 2004-07-31
SCHEIB EARL INC
filed 2004-09-13
CIK 87196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Yes ☐     No ☒

As of September 8, 2004, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,379,682 shares outstanding.

This report contains a total of 13 pages.

PART I-FINANCIAL INFORMATION

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	Unaudited
	July 31, 2004	April 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,597	$2,188
Accounts receivable, less allowances of $155 at July 31, 2004 and $143 at April 30, 2004	558	485
Inventories	1,946	1,829
Prepaid expenses, including advertising costs of $373 at July 31, 2004 and $393 at April 30, 2004	1,329	1,649
Deferred income taxes	1,707	1,707
Other current assets	431	435
Total Current Assets	9,568	8,293

Property, plant and equipment, net	8,437	8,668

Deferred income taxes	234	234

Other, including cash surrender value of life insurance of $2,619 at July 31, 2004 and $2,598 at April 30, 2004	2,865	2,949

Total Assets	$21,104	$20,144

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$894	$598
Accrued expenses:
Payroll and related taxes	1,098	1,192
Insurance	2,719	2,564
Interest	40	117
Advertising	487	359
Legal and professional	332	443
Other	1,317	1,208
Income taxes payable	18	30
Total Current Liabilities	6,905	6,511

Deferred management compensation	2,903	2,931

Long-term debt and obligations	1,683	1,683

Commitments and contingencies	—	—

Shareholders’ Equity:
Capital stock $1 par - 12,000,000 shares authorized; 4,803,000 issued and 4,380,000 outstanding	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	1,016	422
Treasury stock (423,000 shares)	(2,962)	(2,962)

Total Shareholders’ Equity	9,613	9,019

Total Liabilities and Shareholders’ Equity	$21,104	$20,144

The accompanying notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2004	2003
Net sales	$12,691	$13,254

Cost of sales	9,095	9,939

Gross profit	3,596	3,315

Selling, general & administrative expense	2,824	3,041

Operating income	772	274

Gain on sales and disposals of property and equipment	15	—

Interest expense	(172)	(89)

Interest income	4	6

Income before income taxes	619	191

Provision for income taxes	25	73

Net income	$594	$118

Basic earnings per share	$0.14	$0.03

Diluted earnings per share	$0.13	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended July 31,
	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,421	$934

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(49)	(23)
Proceeds from disposals of property and equipment	46	—

Net cash used in investing activities	(3)	(23)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Credit facility financing costs	(9)	—

Net increase in cash and cash equivalents	1,409	911

Cash and cash equivalents, at beginning of the period	2,188	3,447

Cash and cash equivalents, at end of the period	$3,597	$4,358

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$26	$1
Interest paid	149	127

The accompanying notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Earl Scheib, Inc. and subsidiaries (the “Company”) without audit, in accordance with U.S. generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted or condensed. It is management’s belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year due to the seasonality of the Company’s business. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

Inventories consist of the following:

	(Unaudited)
	July 31, 2004	April 30, 2004
Paint and related supplies	$1,753	$1,861
Raw materials	704	479
LIFO reserve	(511)	(511)
Total inventories	$1,946	$1,829

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

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan.  Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for each of the three months ended July 31, 2004 and 2003 would have been changed to the following pro forma amounts (in thousands, except per share data):

	(Unaudited)
	Three Months Ended July 31,
	2004	2003

Net income as reported	$594	$118
Stock based employee compensation expense determined under SFAS No. 123	(15)	(32)

Pro forma net income	$579	$86

Net income per common share:
As reported:
Basic	$0.14	$0.03
Diluted	0.13	0.03

Pro forma:
Basic	$0.13	$0.02
Diluted	0.13	0.02

Because options vest over several years and additional options are granted each year, the effects on pro forma net income and related per share amounts presented above are not representative of the effect for future periods.

NOTE 4. SECURED CREDIT FACILITY

In August 2003, the Company entered into a loan and security agreement with a financial institution for a two-year, $10,000 revolving line and letter of credit facility.  The credit facility, as amended, is secured by substantially all of the assets of the Company, including its owned real estate properties, and requires the maintenance of certain financial covenants.  The Company could be exposed to interest rate risk since any cash borrowings under this credit facility will bear interest at the financial institution’s prime rate, plus four percent.  At July 31, 2004, the Company had not made any cash borrowings.  The Company has an available borrowing base, as defined, of approximately $6,786; which, at the Company’s discretion, can be increased up to $10,000 upon the completion of satisfactory appraisals, surveys, title and certain environmental reports on its real properties located outside of the state of California.

Under the secured credit facility, the financial institution issued $2,797 and $2,392 in standby letters of credit at July 31, and April 30, 2004, respectively.  The letters of credit are in favor of certain of the Company’s insurance carriers and currently secure the unfunded portion of the Company’s estimated workers compensation insurance liabilities.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed in Superior Court in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the “Individual Defendants”) for whom the Company has provided indemnity. The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the insurance matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company’s defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy and reserved jurisdiction to resolve that dispute at a later date. The policy has an aggregate limit of liability of $3,000, all of which, as of July 31, 2004, was available for the cost of defense of this claim less reimbursements made to the Company to date, by the insurance carrier. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002. On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is resolved.

On April 2, 2003, the Court of Appeals unanimously affirmed the dismissal on the demurrer of the Individual Defendants. On May 16, 2003, the plaintiff filed and served a Petition for Review with the California Supreme Court. On July 23, 2003, the California Supreme Court granted the Petition for Review and will review the Court of Appeals decision. As of July 31, 2004, a hearing date had not been scheduled by the Court.

The Company is involved in certain other legal proceedings and claims which arise in the ordinary course of its business. Management currently believes that the financial disposition of such matters should not have a material adverse affect on the Company’s operations and/or financial position.

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

The weighted-average number of shares used to calculate basic earnings per share was 4,380 for the quarters ended July 31, 2004 and 2003. The weighted-average number of shares used to calculate diluted earnings per share was 4,402 and 4,385 for the quarters ended July 31, 2004 and 2003, respectively.  Options to purchase 460 and 555 shares were not included in the calculation of earnings per share in the quarters ended July 31, 2004 and 2003, respectively, because the effect would be antidilutive.

NOTE 7. DEFERRED MANAGEMENT COMPENSATION PLAN

In 1987, the Company adopted a nonqualified supplemental compensation plan (the “Plan”), which provides benefits to certain employees who were officers or key employees of the Company prior to fiscal 1995 (admission to the Plan was discontinued at the beginning of 1995).

The current portion of the Plan ($253 at July 31, and April 30, 2004) is included in “Accrued expenses - Other” in the condensed consolidated balance sheets.

The Plan is an unfunded non-qualified plan. The components included in the net periodic cost for the three months ended July 31, 2004 and 2003 are as follows:

	(Unaudited)
	Three Months Ended July 31,
	2004	2003

Service cost	$7	$13
Interest cost	39	43
Amortization of prior service cost	(15)	(15)
Amortization of net gain	(1)	—
Total net periodic Plan cost	$30	$41

NOTE 8. LONG-TERM DEBT AND OBLIGATIONS

Long-term debt and obligations consist of loans against life insurance policy cash surrender values, which bear interest at a variable rate (4.5% to 6.2% at July 31, and April 30, 2004) with interest payable annually.  The principal is not due until such time as the policies may be surrendered by the Company.  The Company entered into these life insurance policies to partially fund its obligations under the deferred management compensation plan.  The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of a covered plan participant.  All of the participants were officers or key employees prior to fiscal 1995.

NOTE 9. INCOME TAXES

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

The Company provides for federal income taxes based on an estimated effective annual rate.  The Company provides for state income taxes for state jurisdictions where the Company expects to pay taxes.

NOTE 10. SUBSEQUENT EVENT

In May 2004, the Company announced it had executed a Letter of Intent (“LOI”) for the sale of all of the Company’s issued and outstanding shares to Elden Holding Group, LLC (“Elden”), for $15 million plus assumption of certain transaction and related costs and expenses.  In August 2004, after the close of the First Quarter of Fiscal 2005, the Company announced that it had elected to terminate the LOI with Elden.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollars in thousands)

QUARTER ENDED JULY 31, 2004 (“FIRST QUARTER OF FISCAL 2005”) COMPARED TO THE QUARTER ENDED JULY 31, 2003 (“FIRST QUARTER OF FISCAL 2004”)

Net sales for the First Quarter of Fiscal 2005 decreased by $563, or 4.2%, compared to the First Quarter of Fiscal 2004 due primarily to the loss of sales of $653 resulting from a weighted-average nine fewer retail shops since the First Quarter of Fiscal 2004.  The decrease in net sales was partially offset by a 0.4% same-shop (shops open one year or more) sales increase of $53, despite one less sales day in the First Quarter of Fiscal 2005 versus the First Quarter of Fiscal 2004, and an increase of $37 in combined sales from the Company’s fleet and truck center and commercial coatings operations.

The gross profit margin percentage increased to 28.3% in the First Quarter of Fiscal 2005 from 25.0% in the First Quarter of Fiscal 2004.  The increase in gross margin percentage was primarily due to the overall reduction in the components of cost of sales (particularly insurance expense, which included positive adjustments to claims from prior periods resulting in a net benefit of approximately $240 in the First Quarter of Fiscal 2005), which were proportionally greater than the decrease in net sales.

Selling, general and administrative expenses decreased by $217 in absolute dollars and as a percentage of sales in the First Quarter of Fiscal 2005 from the First Quarter of Fiscal 2004 due primarily to overall reductions in administrative expenses.

Interest expense was $172 in the First Quarter of Fiscal 2005 as compared to $89 in the First Quarter of Fiscal 2004, and relates primarily to life insurance loans, financing for letters of credit requirements and, for the First Quarter of Fiscal 2005, the amortization of deferred financing costs related to the Company’s secured credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  This amortization totaled $99 in the First Quarter of Fiscal 2005.

During the First Quarter of Fiscal 2005, the Company sold one parcel of real estate for a pretax gain of $15.

The Company provides for federal income taxes based on an estimated effective annual rate.  The Company provides for state income taxes for state jurisdictions where the Company expects to pay taxes.

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

As of July 31, 2004, the Company had current assets of $9,568 and current liabilities of $6,905 for a net working capital of $2,663. During the First Quarter of Fiscal 2005, net cash provided by operating activities was $1,421, compared with $934 net cash provided in the First Quarter of Fiscal 2004, and capitalized expenditures were $49 in the First Quarter of Fiscal 2005. The Company expects that future cash flow from operations will be enhanced by these capital additions. During the year ending April 30, 2005, the Company plans to perform various capital improvements for an estimated cost of approximately $240.

The Company’s long-term financial obligations consist of its deferred management compensation plan and loans against various life insurance policies. The Company has no specific assets dedicated to its deferred compensation plan (the “Plan), but has entered into life insurance contracts on behalf of certain participants to partially fund its obligations under the Plan. Obligations under the Plan are generally payable over a 15-year period after the participant attains age 65 and has been employed by the Company for at least 10 years. The Company expects to satisfy these obligations by utilizing the accumulated cash values in the insurance contracts (net of the related loans), by cash to be received through the death benefits in these insurance contracts and from cash to be provided in its operating, financing and investing activities. Accumulated cash values under the insurance contracts and the related loan and accrued interest balances at April 30, 2004 totaled $2,598, $1,683 and $110, respectively.

The Company believes that the death benefits under the life insurance contracts, along with the accumulated net cash values and cash to be provided from its operating, financing and investing activities, should be adequate to meet its obligations under the Plan. At April 30, 2004, the face value of the life insurance policies totaled $5,096.

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

The Company arranges for the issuance of standby letters of credit to the benefit of its insurance carriers primarily for the unfunded portion of estimated workers compensation liabilities over different policy years. At July 31, 2004, this arrangement was made with a financial institution pursuant to its secured line and letters of credit facility with the Company.

As of July 31, 2004, the Company owned 43 parcels of real estate, including the Company’s paint factory and warehouse, which secure the Company’s revolving line and letter of credit facility. See Note 4 to the Condensed Consolidated Financial Statements. The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

During the fourth quarter of Fiscal 2003, the Company engaged an investment banking firm as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of strategic options designed to maximize shareholder value. In May 2004, the Company announced it had executed a Letter of Intent (“LOI”) for the sale of all of the Company’s issued and outstanding shares to Elden Holding Group, LLC (“Elden”), for $15 million plus assumption of certain transaction and related costs and expenses.  In August 2004, after the close of the First Quarter of Fiscal 2005, the Company announced that it had elected to terminate the LOI with Elden.

As of July 31, 2004, the Company had recorded deferred income tax assets totaling $1,941, which realization would require a significant increase from Fiscal 2004 taxable income to approximately $5,708. The Company believes, however, that because of the relatively long 20-year expiration period of its federal net operating loss carryforward, combined with its ability to devise tax-planning strategies involving the sales of owned real estate, or the likelihood of the consummation of a transaction, or both; it is more likely than not that the deferred income tax assets will be realized.

INFLATION

Inflation has not had a significant impact on the Company’s results of operations for the periods presented.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its estimates and judgments, including those related to its most critical accounting policies, on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company’s significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004. The Company believes its critical accounting policies to be in the area of risk management, specifically workers compensation, which records the uninsured or deductible portion of the liability based on estimates of the development of incurred claims; and in the provision for impairment to long-lived assets, which is based on the estimate of future cash flows for the operating unit.

The estimate of the Company’s workers compensation deductible liability is performed by its risk management department, based on claims incurred as of the date of the balance sheet and is reviewed by senior management. The estimate for this liability is established upon analysis of historical data, discussions with third-party insurance carriers and brokers, and estimates provided by the Company’s workers compensation third party administrators and professional consultants. The estimates are subject to a high degree of variability. On at least an annual basis, the claims are actuarially reviewed. Sources for the variability are numerous and include, but are not limited to, severity and frequency of claims, future economic conditions, court decisions and legislative actions. The Company’s workers compensation liability estimates anticipate no change in the benefit structure, but statutory changes could have an impact on the estimated liability.

Because of the seasonality of its business, the Company reviews its long-lived assets for impairment annually as part of the fiscal year end procedures, unless there are events or changes in circumstances that indicate there is a significant question as to whether the respective carrying amounts are recoverable. The most significant long-lived asset is the economic unit of the individual retail paint and body shop. An evaluation is performed annually on all shops operating for at least a year and an impairment write-down is generally recognized if a shop’s estimated undiscounted future cash flows are less than its carrying amount. The Company primarily uses historical performance in determining its estimate of the undiscounted future cash flows; but future cash flows are influenced by, among other factors, changes in competition, marketing strategy, human resources and general market conditions. These factors could affect the amount, if any, of the impairment provision recognized.

Changing conditions and the use of different assumptions in deriving the estimates described above could have a material effect on the reported financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of July 31, 2004, the Company had no significant exposure to the market risks related to changes in currency exchange rates, commodity prices and equity values. The Company could be exposed to interest rate risk under its credit facility with a financial institution since any cash borrowings will bear interest at the financial institution’s prime rate, plus four percent (see Note 4 to the Condensed Consolidated Financial Statements).

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer, Christian K. Bement, and Chief Financial Officer, Charles E. Barrantes, with the participation of the Company’s management carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Written and oral statements made by the Company that are not historic in nature are “forward looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “believe,” “expect,” “hope,” “intend,” “estimate,” “anticipate,” “plan,” “will,” “project,” and similar expressions identify forward-looking statements. All statements which address operating performance, events, developments or strategies that the Company expects or anticipates in the future are forward-looking statements.

Forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the Company’s past experience or current expectations. The following are some of the risks and uncertainties that may impact the forward-looking statements: the recent trend in quarterly increases in the Company’s same-shop sales may not continue or be sustainable, the impact of the Company’s retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company’s expansion of its fleet services, new product rollout and Quality Fleet & Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing, insurance or lending constraints, the impact of various tax positions taken by the Company and the risk that the identification or consummation of any particular transaction or strategic outcome is not assured.

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

32                                    Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)              Reports on Form 8-K:

(i)                                     On May 20, 2004, the Registrant filed a Current Report on Form 8-K under Items 5 and 7, filing as Exhibit 99.1 the Letter of Intent dated as of May 13, 2004 between Elden Holding Group, LLC (“Elden”) and Earl Scheib, Inc., regarding Elden’s acquisition of all of the issued and outstanding stock of Earl Scheib, Inc., and Exhibit 99.2 the press release of Registrant, dated May 20, 2004, regarding the execution of the Letter of Intent.

(ii)                                  On July 16, 2004, the Registrant filed a current Report on Form 8-K under Items 7 and 9, filing as Exhibit 99.1 the press release of Registrant, dated July 16, 2004, announcing financial results for the fourth quarter and fiscal year ended April 30, 2004.

(iii)                               On July 27, 2004, the Registrant filed a Current Report on Form 8-K under Items 5 and 7, filing as Exhibit 99.1 the Extension Letter dated as of July 23, 2004 between Elden Holding Group, LLC (“Elden”) and Earl Scheib, Inc., extending the period for Elden to complete its due diligence investigation of the Registrant to August 21, 2004, and Exhibit 99.2 the press release of the Registrant, dated July 26, 2004, regarding the Extension Letter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARL SCHEIB, INC.
Registrant

September 13, 2004	/s/ Christian K. Bement
Dated	Christian K. Bement, President and
Chief Executive Officer

September 13, 2004	/s/ Charles E. Barrantes
Dated	Charles E. Barrantes, Vice President and
Chief Financial Officer