Form 10-Q
period 2004-10-31
SCHEIB EARL INC
filed 2004-12-14
CIK 87196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Yes ☐    No ☒

As of December 8, 2004, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,388,118 shares outstanding.

This report contains a total of 13 pages.

PART I-FINANCIAL INFORMATION

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	Unaudited
	Oct. 31, 2004	April 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,744	$2,188
Accounts receivable, less allowances of $111 at October 31, 2004 and $143 at April 30, 2004	636	485
Inventories	1,806	1,829
Prepaid expenses, including advertising costs of $403 at October 31, 2004 and $393 at April 30, 2004	1,414	1,649
Deferred income taxes	1,707	1,707
Other current assets	396	435
Total Current Assets	9,703	8,293

Property, plant and equipment, net	8,075	8,668

Deferred income taxes	234	234

Other, including cash surrender value of life insurance of $2,634 at October 31, 2004 and $2,598 at April 30, 2004	2,880	2,949

Total Assets	$20,892	$20,144

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$655	$598
Accrued expenses:
Payroll and related taxes	1,061	1,192
Insurance	2,736	2,564
Interest	68	117
Advertising	490	359
Legal and professional	379	443
Other	1,267	1,208
Income taxes payable	15	30
Total Current Liabilities	6,671	6,511

Deferred management compensation	2,904	2,931

Long-term debt and obligations to life insurance companies	1,683	1,683

Commitments and contingencies	—	—

Shareholders’ Equity:
Capital stock $1 par - 12,000,000 shares authorized; 4,803,000 issued and 4,380,000 outstanding	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings	1,037	422
Treasury stock (423,000 shares)	(2,962)	(2,962)

Total Shareholders’ Equity	9,634	9,019

Total Liabilities and Shareholders’ Equity	$20,892	$20,144

The accompanying notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net sales	$12,448	$12,860	$25,139	$26,114

Cost of sales	9,089	10,040	18,184	19,979

Gross profit	3,359	2,820	6,955	6,135

Selling, general & administrative expense	3,128	3,102	5,952	6,143

Operating income (loss)	231	(282)	1,003	(8)

Gain on sales and disposals of property and equipment	—	—	15	—

Interest expense	(189)	(202)	(361)	(291)

Interest income	4	4	8	10

Income (loss) before income taxes	46	(480)	665	(289)

Provision (benefit) for income taxes	25	(56)	50	17

Net income (loss)	$21	$(424)	$615	$(306)

Basic earnings (loss) per share	$0.00	$(0.10)	$0.14	$(0.07)

Diluted earnings (loss) per share	$0.00	$(0.10)	$0.14	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended October 31,
	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,694	$1,129

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net maturities of certificates of deposit	—	1,378
Capital expenditures	(87)	(63)
Proceeds from disposals of property and equipment	46	—

Net cash provided by (used in) investing activities	(41)	1,315

CASH FLOWS USED IN FINANCING ACTIVITIES:
Credit facility financing costs	(97)	(688)

Net increase in cash and cash equivalents	1,556	1,756

Cash and cash equivalents, at beginning of the period	2,188	3,447

Cash and cash equivalents, at end of the period	$3,744	$5,203

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

NOTE 2. INVENTORIES

Inventories consist of the following:

	(Unaudited)
	Oct. 31, 2004	April 30, 2004
Paint and related supplies	$1,719	$1,861
Raw materials	598	479
LIFO reserve	(511)	(511)
Total inventories	$1,806	$1,829

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

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan.  Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma net income per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and net income per share for each of the three and six month periods ended October 31, 2004 and 2003 would have been changed to the following pro forma amounts (in thousands, except per share data):

	(Unaudited)
	Three Months Ended October 31		Six Months Ended October 31
	2004	2003	2004	2003

Net income (loss) as reported	$21	$(424)	$615	$(306)
Stock based employee compensation expense, as reported	0	0	0	0
Less: stock based employee compensation expense determined under SFAS No. 123	(15)	(31)	(30)	(63)

Pro forma net income (loss)	$6	$(455)	$585	$(369)

Net income (loss) per common share:
As reported:
Basic	$0.00	$(0.10)	$0.14	$(0.07)
Diluted	0.00	(0.10)	0.14	(0.07)

Pro forma:
Basic	$0.00	$(0.10)	$0.13	$(0.08)
Diluted	0.00	(0.10)	0.13	(0.08)

Because options vest over several years and additional options are granted each year, the effects on pro forma net income and related per share amounts presented above are not representative of the effect for future periods.

NOTE 4. SECURED CREDIT FACILITY

In August 2003, the Company entered into a loan and security agreement with a financial institution for a two-year, $10,000 revolving line and letter of credit facility.  The credit facility, as amended, is secured by substantially all of the assets of the Company, including its owned real estate properties, and requires the maintenance of certain financial covenants.  The Company could be exposed to interest rate risk since any cash borrowings under this credit facility will bear interest at the financial institution’s prime rate, plus four percent.  At October 31, 2004, the Company had not made any cash borrowings.  The Company has an available borrowing base, as defined, of approximately $6,786; which, at the Company’s discretion, can be increased up to $10,000 upon the completion of satisfactory appraisals, surveys, title and certain environmental reports on its real properties located outside of the state of California.

Under the secured credit facility, the financial institution issued $2,705, (which will increase by $700 in February 2005) and $2,392 in standby letters of credit at October 31, and April 30, 2004, respectively.  The letters of credit are in favor of the Company’s insurance carriers and currently secure the unfunded portion of the Company’s estimated workers compensation insurance liabilities which were incurred over many policy years.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed in Superior Court in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the “Individual Defendants”) for whom the Company has provided full indemnity. The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the insurance matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company’s defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy and reserved jurisdiction to resolve that dispute at a later date. The policy has an aggregate limit of liability of $3,000, most of which, as of October 31, 2004, was available for the cost of defense of this claim less reimbursements made to the Company to date and payments made for other claims covered by the policy, by the insurance carrier. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002. On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is resolved.

On April 2, 2003, the Court of Appeals unanimously affirmed the dismissal on the demurrer of the Individual Defendants. On May 16, 2003, the plaintiff filed and served a Petition for Review with the California Supreme Court. On July 23, 2003, the California Supreme Court granted the Petition for Review and will review the Court of Appeals decision. As of October 31, 2004, a hearing date had not been scheduled by the Court.

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

The weighted-average number of shares used to calculate basic earnings per share was 4,380 for the quarter and six month periods ended October 31, 2004 and 2003.

The weighted-average number of shares used to calculate diluted earnings per share was 4,402 and 4,380 for the quarter and six month periods ended October  31, 2004 and 2003, respectively.  Options to purchase 450 and 550 shares were not included in the calculation of diluted earnings (loss) per share in the quarter and six month periods ended October  31, 2004 and 2003, respectively, because the effect would be antidilutive.

NOTE 7. DEFERRED MANAGEMENT COMPENSATION PLAN

In 1987, the Company adopted a nonqualified supplemental compensation plan (the “Plan”), which provides benefits to certain employees who were officers or key employees of the Company prior to fiscal 1995 (admission to the Plan was discontinued at the beginning of 1995).

The current portion of the Plan ($253 at October 31, and April 30, 2004) is included in “Accrued expenses - Other” in the condensed consolidated balance sheets.

The Plan is an unfunded non-qualified plan. The components included in the net periodic cost for the three and six months ended October 31, 2004 and 2003 are as follows:

	(Unaudited)
	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003

Service cost	$7	$13	$14	$26
Interest cost	39	43	78	86
Amortization of prior service cost	(15)	(15)	(30)	(30)
Amortization of net gain	(1)	—	(2)	—
Total net periodic Plan cost	$30	$41	$60	$82

NOTE 8. LONG-TERM DEBT AND OBLIGATIONS

Long-term debt and obligations consist of loans against life insurance policy cash surrender values, which bear interest at a variable rate (4.5% to 6.2% at October 31 and April 30, 2004) with interest payable annually.  The principal is not due until such time as the policies may be surrendered by the Company.  The Company entered into these life insurance policies to partially fund its obligations under the deferred management compensation plan.  The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of a covered plan participant.  All of the participants were officers or key employees prior to fiscal 1995.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in thousands)

QUARTER ENDED OCTOBER 31, 2004 (“SECOND QUARTER OF FISCAL 2005”) COMPARED TO THE QUARTER ENDED OCTOBER 31, 2003 (“SECOND QUARTER OF FISCAL 2004”)

Net sales for the Second Quarter of Fiscal 2005 decreased by $412, or 3.2%, compared to the Second Quarter of Fiscal 2004 due primarily to the loss of sales of $403 resulting from a weighted-average six fewer retail shops since the Second Quarter of Fiscal 2004.  In addition, same-shop (shops open one year or more) sales decreased by $172, or 1.5%, with one less sales day in the Second Quarter of Fiscal 2005 versus the Second Quarter of Fiscal 2004; but the combined sales from the Company’s fleet and truck center and commercial coatings operations increased by $163.

The gross profit margin percentage increased to 27.0% in the Second Quarter of Fiscal 2005 from 21.9% in the Second Quarter of Fiscal 2004.  The increase in gross margin percentage was primarily due to the overall reduction in the components of cost of sales (particularly insurance expense), which were proportionally greater than the decrease in net sales.

Selling, general and administrative expenses increased by $26 in absolute dollars and as a percentage of sales in the Second Quarter of Fiscal 2005 from the Second Quarter of Fiscal 2004 due primarily to the adverse effect of expense reductions that were not proportionate to the decrease in net sales.

Interest expense was $189 in the Second Quarter of Fiscal 2005 as compared to $202 in the Second Quarter of Fiscal 2004, and relates primarily to life insurance loans, financing for letters of credit requirements and the amortization of deferred financing costs related to the Company’s secured credit facility (see Note 4 to the Condensed Consolidated Financial Statements).

The Company provides for federal income taxes based on an estimated effective annual rate.  The Company provides for state income taxes for state jurisdictions where the Company expects to pay taxes.  During the Quarter Ended July 31, 2003, the Company provided for federal income taxes and, as a result, recognized a benefit to the extent of this first quarter provision during the Second Quarter of Fiscal 2004.

SIX MONTHS ENDED OCTOBER 31, 2004 (“FIRST SIX MONTHS OF FISCAL 2005) COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2003 (“FIRST SIX MONTHS OF FISCAL 2004”)

Net sales for the First Six Months of Fiscal 2005 decreased by $975, or 3.7%, compared to the First Six Months of Fiscal 2004 due primarily to the loss of sales of $1,056 resulting from a weighted-average eight fewer retail shops since the First Six Months of Fiscal 2004. In addition, same-shop (shops open one year or more) sales decreased by  $119, or 0.5%, with two less sales days in the First Six Months of Fiscal 2005 versus the First Six Months of Fiscal 2004; but the combined sales from the Company’s fleet and truck center and commercial coatings operations increased by $200.

The gross profit margin percentage increased to 27.7% in the First Six Months of Fiscal 2005 from 23.5% in the First Six Months of Fiscal 2004.  The increase in gross margin percentage was primarily due to the overall reduction in the components of cost of sales (particularly insurance expense), which were proportionately greater than the decrease in net sales.

Selling, general and administrative expenses decreased by $191 in absolute dollars and were essentially flat as a percentage of sales in the First Six Months of Fiscal 2005 from the First Six Months of Fiscal 2004 reflecting reductions that were generally proportionate to the decrease in net sales.

Interest expense was $361 in the First Six Months of Fiscal 2005 as compared to $291 in the First Six Months of Fiscal 2004, and relates primarily to financing for letters of credit requirements, life insurance loans and, commencing in the Second Quarter of Fiscal 2004, the amortization of deferred financing costs related to the Company’s secured credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  This amortization totaled $220 in the First Six Months of Fiscal 2005 and $84 in the First Six Months of Fiscal 2004.

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

As of October 31, 2004, the Company had current assets of $9,703 and current liabilities of $6,671 for a net working capital of $3,032.  During the First Six Months of Fiscal 2005, net cash provided by operating activities was $1,694, compared with $1,129 net cash provided in the First Six Months of Fiscal 2004, and capitalized expenditures were $87 in the First Six Months of Fiscal 2005. The Company expects that future cash flow from operations will be enhanced by these capital additions. During the year ending April 30, 2005, the Company plans to perform various capital improvements and commence the implementation of an integrated business information system for an estimated cost of approximately $1,000.

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

The Company arranges for the issuance of standby letters of credit to the benefit of its insurance carriers primarily for the unfunded portion of estimated workers compensation liabilities over different policy years. At October 31, 2004, this arrangement was made with a financial institution pursuant to its secured line and letters of credit facility with the Company.

As of October 31, 2004, the Company owned 43 parcels of real estate, including the Company’s paint factory and warehouse, which secure the Company’s revolving line and letter of credit facility (see Note 4 to the Condensed Consolidated Financial Statements); and, in management’s opinion, based on the most recent appraisals on certain real properties and other valuation estimates, have an aggregate market value of over $20,000. The company has received limited environmental assessments on some of the real properties which, as of the date of each respective report, indicated no significant environmental issues; however, there is no assurance that the real properties are free of environmental concerns which could impact the valuation estimate. The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

During the fourth quarter of Fiscal 2003, the Company engaged an investment banking firm as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of strategic options designed to maximize shareholder value. In May 2004, the Company announced it had executed a Letter of Intent (“LOI”) for the sale of all of the Company’s issued and outstanding shares to Elden Holding Group, LLC (“Elden”), for $15,000 plus assumption of certain transaction and related costs and expenses.  In August 2004, the Company announced that it had elected to terminate the LOI with Elden. The Company’s financial advisor continues to explore the Company’s strategic alternatives and advise the Company accordingly. The Company is also evaluating certain internal investments such as the implementation of a fully integrated management information system.

As of October 31, 2004, the Company had recorded net deferred income tax assets totaling $1,941, which realization would require a significant increase from Fiscal 2004 taxable income to approximately $5,708. The Company believes, however, that because of the relatively long 20-year expiration period of its federal net operating loss carryforward, combined with its ability to devise tax-planning strategies involving the sales of owned real estate, or the likelihood of the consummation of a transaction, or both; it is more likely than not that the net deferred income tax assets will be realized.

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

The Company’s significant accounting policies are more fully disclosed in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004. The Company believes its critical accounting policies to be in the area of risk management, specifically workers compensation, which records the uninsured or deductible portion of the liability based on estimates of the development of incurred claims; and in the provision for impairment to long-lived assets, which is based on the estimate of future cash flows for the operating unit.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of October 31, 2004, the Company had no significant exposure to the market risks related to changes in currency exchange rates, commodity prices and equity values. The Company could be exposed to interest rate risk under its credit facility with a financial institution since any cash borrowings will bear interest at the financial institution’s prime rate, plus four percent (see Note 4 to the Condensed Consolidated Financial Statements).

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer, Christian K. Bement, and Chief Financial Officer, Charles E. Barrantes, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them all material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

PART II - OTHER INFORMATION

Item  4.   Submission of Matters to a Vote of Security Holders

On November 2, 2004, the Registrant held its annual meeting of Shareholders.

(a)     Election of directors:

Nominee	For	Against	Abstain
Christian K. Bement	4,275,819	33,607	—
James P. Burra	4,273,619	35,807	—
Allen E. Buch	4,275,819	33,607	—
Robert M. Smiland	4,275,819	33,607	—
Salvatore J. Zizza	4,273,619	35,807	—

(b)     Approval of 2004 Equity Incentive Plan:

For	2,921,190
Against	327,756
Abstain	33,203
Not Voted	1,027,277

Item  6.   Exhibits

3(a)(1)     Certificate of Incorporation of Earl Scheib, Inc., dated December 22, 1961, as amended, filed as Exhibit 3(a) to Registrant’s Registration Statement No. 2-21540, effective as of August 7, 1963, and hereby incorporated herein by reference.

3(a)(2)     Amendment to Certificate of Incorporation dated October 28, 1969, filed as Exhibit 1 to Registrant’s Form 8-K Current Report for the month of October, 1969 and hereby incorporated herein by reference.

3(a)(3)     Amendment to Certificate of Incorporation dated August 16, 1971, filed as Exhibit 1 to Registrant’s Form 8-K Current Report for the month of August, 1971 and hereby incorporated herein by reference.

3(a)(4)     Amendment to Certificate of Incorporation dated November 4, 1983, filed as Exhibit 3(a)(1) to Registrant’s Form 8-K Current Report for the month of August, 1983 and hereby incorporated herein by reference.

3(a)(5)     Amendment to Certificate of Incorporation dated October 2, 1986, as set forth in the Proxy Statement dated July 22, 1986 and Registrant’s 10-Q Quarterly Report for the quarter ended July 31, 1986 and hereby incorporated herein by reference.

3(b)         Amended and Restated Bylaws of Earl Scheib, Inc., incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.

10(a)       Amendment, dated December 10, 2004, to the Earl Scheib, Inc. Modified Executive Retention and Incentive Plan.

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

EARL SCHEIB, INC.
Registrant

December 14, 2004	/s/ Christian K. Bement
Dated	Christian K. Bement, President and
Chief Executive Officer

December 14, 2004	/s/ Charles E. Barrantes
Dated	Charles E. Barrantes, Vice President and
Chief Financial Officer