Form 10-Q
period 2005-01-31
SCHEIB EARL INC
filed 2005-03-15
CIK 87196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Yes ☐    No ☒

As of March 8, 2005, the registrant had 4,803,311 shares of its Capital Stock, $1.00 par value issued and 4,388,118 shares outstanding.

This report contains a total of 14 pages.

PART I-FINANCIAL INFORMATION

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	Unaudited
	January 31, 2005	April 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,107	$2,188
Accounts receivable, less allowances of $112 at January 31, 2005 and $143 at April 30, 2004	584	485
Inventories	2,006	1,829
Prepaid expenses, including advertising costs of $402 at January 31, 2005 and $393 at April 30, 2004	1,419	1,649
Deferred income taxes	1,707	1,707
Other current assets	284	435
Total Current Assets	8,107	8,293

Property, plant and equipment, net	8,227	8,668

Deferred income taxes	234	234

Other, including cash surrender value of life insurance of $2,649 at January 31, 2005 and $2,598 at April 30, 2004	2,896	2,949

Total Assets	$19,464	$20,144

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$783	$598
Accrued expenses:
Payroll and related taxes	1,186	1,192
Insurance	2,680	2,564
Interest	96	117
Advertising	350	359
Legal and professional	332	443
Other	1,119	1,208
Income taxes payable	3	30
Total Current Liabilities	6,549	6,511

Deferred management compensation	2,874	2,931

Long-term debt and obligations to life insurance companies	1,683	1,683

Commitments and contingencies	—	—

Shareholders’ Equity:
Capital stock $1 par - 12,000,000 shares authorized; 4,803,000 issued; 4,388,000 and 4,380,000 outstanding at January 31, 2005 and April 30, 2004, respectively	4,803	4,803
Additional paid-in capital	6,756	6,756
Retained earnings (accumulated deficit)	(298)	422
Treasury stock (415,000 and 423,000 shares at January 31, 2005 and April 30, 2004, respectively)	(2,903)	(2,962)

Total Shareholders’ Equity	8,358	9,019

Total Liabilities and Shareholders’ Equity	$19,464	$20,144

The accompanying notes are an integral part of these condensed consolidated balance sheets.

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January31,
	2005	2004	2005	2004
Net sales	$9,732	$9,001	$34,871	$35,115

Cost of sales	8,455	8,341	26,639	28,320

Gross profit	1,277	660	8,232	6,795

Selling, general & administrative expense	2,369	2,371	8,321	8,514

Operating loss	(1,092)	(1,711)	(89)	(1,719)

Gain on sales of property and equipment	—	—	15	—

Interest expense	(194)	(208)	(555)	(499)

Interest income	3	3	11	13

Loss before income taxes	(1,283)	(1,916)	(618)	(2,205)

Provision for income taxes	20	35	70	52

Net loss	$(1,303)	$(1,951)	$(688)	$(2,257)

Basic loss per share	$(0.30)	$(0.45)	$(0.16)	$(0.52)

Diluted loss per share	$(0.30)	$(0.45)	$(0.16)	$(0.52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EARL SCHEIB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)

	Nine Months Ended January 31,
	2005	2004

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$499	$(677)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net maturities of certificates of deposit	—	1,378
Capital expenditures	(506)	(88)
Proceeds from disposals of property and equipment	46	—

Net cash provided by (used in) investing activities	(460)	1,290

CASH FLOWS USED IN FINANCING ACTIVITIES:
Credit facility financing costs	(120)	(713)

Net decrease in cash and cash equivalents	(81)	(100)

Cash and cash equivalents, at beginning of the period	2,188	3,447

Cash and cash equivalents, at end of the period	$2,107	$3,347

NON CASH FINANCING ACTIVITY:
Issuance of Restricted Stock	$27	$—

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

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2. INVENTORIES

Inventories consist of the following:

	(Unaudited) January 31, 2005	April 30, 2004
Paint and related supplies	$1,860	$1,861
Raw materials	657	479
LIFO reserve	(511)	(511)
Total inventories	$2,006	$1,829

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

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan.  Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma net loss per share disclosures for stock-based awards made during the indicated periods as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three and nine month periods ended January 31, 2005 and 2004 would have been changed to the following pro forma amounts (in thousands, except per share data):

	(Unaudited)
	Three Months Ended January 31		Nine Months Ended January 31
	2005	2004	2005	2004

Net loss as reported:	$(1,303)	$(1,951)	$(688)	$(2,257)
Add: stock based employee compensation expense, as reported	0	0	0	0
Less: stock based employee compensation expense determined under SFAS No. 123	(13)	(30)	(43)	(93)

Pro forma net loss	$(1,316)	$(1,981)	$(731)	$(2,350)

Net loss per common share:
As reported:
Basic	$(0.30)	$(0.45)	$(0.16)	$(0.52)
Diluted	(0.30)	(0.45)	(0.16)	(0.52)

Pro forma:
Basic	$(0.30)	$(0.45)	$(0.17)	$(0.54)
Diluted	(0.30)	(0.45)	(0.17)	(0.54)

Because options vest over several years and additional options are granted each year, the effects on pro forma net income and related per share amounts presented above are not representative of the effect for future periods.

NOTE 4. SECURED CREDIT FACILITY

In August 2003, the Company entered into a loan and security agreement with a financial institution for a two-year, $10,000 revolving line and letter of credit facility.  The credit facility, as amended, is secured by substantially all of the assets of the Company, including its owned real estate properties, and requires the maintenance of certain financial covenants.  The Company could be exposed to interest rate risk since any cash borrowings under this credit facility will bear interest at the financial institution’s prime rate, plus four percent.  At January 31, 2005, the Company had not made any cash borrowings.  The Company has an available borrowing base, as defined, of approximately $7,182 which, at the Company’s discretion, can be increased up to $10,000 upon the completion of satisfactory appraisals, surveys, title and certain environmental reports on its real properties located outside of the state of California.  Subsequent to January 31, 2005, this credit facility was amended (see Note 11).

Under the secured credit facility, the financial institution issued $2,705 (which will increase by $700 in February 2005) and $2,392 in standby letters of credit at January 31, 2005, and April 30, 2004, respectively.  The letters of credit are in favor of the Company’s insurance carriers and currently secure the unfunded portion of the Company’s estimated workers compensation insurance liabilities which were incurred over many policy years.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed in Superior Court in Los Angeles, California in March 2000. The lawsuit essentially alleges that the Company, in California, failed to pay overtime benefits to shop managers and assistant managers and made unlawful deductions from the compensation of certain managers and assistant managers. The plaintiff subsequently added certain directors and officers as defendants (the “Individual Defendants”) for whom the Company has provided and will continue to provide full indemnity. The applicable law provides for up to a four-year statute of limitations for unpaid overtime and the plaintiff is seeking class certification in this case. The Company intends to vigorously defend against this action, but at this point the ultimate outcome of this matter cannot be determined with certainty. Unfavorable rulings and/or the cost of resolution of any unfavorable rulings cannot be determined at this time. The Company tendered this claim to its insurance carrier seeking coverage, which was denied. The Company then submitted the insurance matter to binding arbitration, which was held in September 2001. In October 2001, the arbitrator ruled that the insurance carrier has a duty to advance the Company’s defense costs in this case and ordered the carrier to reimburse the Company for its defense costs, less the applicable deductible. The arbitrator was not asked to, nor did, rule on whether the numbers of claims made, or any of them, are indemnifiable under the applicable policy and reserved jurisdiction to resolve that dispute at a later date. The policy has an aggregate limit of liability of $3,000, which is available for the cost of defense of this claim less reimbursements made to the Company to date for this claim and payments of $345 made for other claims covered by the policy, by the insurance carrier. In February 2002, the Court sustained the demurrer of the Individual Defendants to all causes of action pleaded against them. A final judgment dismissing all claims against the Individual Defendants was entered on March 27, 2002. On May 23, 2002, the plaintiff filed and served a Notice of Appeal against the Individual Defendants. On June 5, 2002, the trial judge in the underlying action against the Company issued an Order which stays further action in the case until the appeal is resolved.

On April 2, 2003, the Court of Appeals unanimously affirmed the dismissal on the demurrer of the Individual Defendants. On May 16, 2003, the plaintiff filed and served a Petition for Review with the California Supreme Court. On July 23, 2003, the California Supreme Court granted the Petition for Review and will review the Court of Appeals decision. As of January 31, 2005, a hearing date had not been scheduled by the California Supreme Court.

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

The weighted-average number of shares used to calculate basic loss per share was 4,388 and 4,380 for the quarters ended January 31, 2005 and 2004, respectively; and 4,382 and 4,380 for the nine months ended January 31, 2005 and 2004, respectively.

The weighted-average number of shares used to calculate diluted loss per share was 4,388 and 4,380 for the nine months ended January 31, 2005 and 2004, respectively; and 4,382 and 4,380 for the nine months ended January 31, 2005 and 2004, respectively.  Options to purchase 438 and 587 shares were not included in the calculation of diluted loss per share in the quarter and nine-month periods ended January 31, 2005 and 2004, respectively, because the effect would be antidilutive.

NOTE 7. DEFERRED MANAGEMENT COMPENSATION PLAN

In 1987, the Company adopted a nonqualified supplemental compensation plan (the “Plan”), which provides benefits to certain employees who were officers or key employees of the Company prior to fiscal 1995 (admission to the Plan was discontinued at the beginning of 1995).

The current portion of the Plan ($253 at January 31, 2005 and April 30, 2004) is included in “Accrued expenses - Other” in the condensed consolidated balance sheets.

The Plan is an unfunded non-qualified plan. The components included in the net periodic cost for the three and nine months ended January 31, 2005 and 2004 are as follows:

	(Unaudited)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004

Service cost	$7	$13	$21	$39
Interest cost	39	43	117	129
Amortization of prior service cost	(15)	(15)	(45)	(45)
Amortization of net gain	(1)	—	(3)	—
Total net periodic Plan cost	$30	$41	$90	$123

NOTE 8. LONG-TERM DEBT AND OBLIGATIONS

Long-term debt and obligations consist of loans against life insurance policy cash surrender values, which bear interest at a variable rate (4.5% to 6.2% at January 31, 2005 and April 30, 2004) with interest payable annually.  The principal is not due until such time as the policies may be surrendered by the Company.  The Company entered into these life insurance policies to partially fund its obligations under the deferred management compensation plan.  The loans and related accrued interest (each of which is against a specific life insurance contract) would become immediately payable upon the death of a covered plan participant.  All of the participants were officers or key employees prior to fiscal 1995.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs.” This statement requires that certain costs such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for inventory costs incurred during the Company’s fiscal year ending April 30, 2007.

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123R, “Share-Based Payment.” The revision of the statement requires issuance of stock options to employees to be recognized in the financial statements as compensation expense, valued at the grant-date fair value. The annual disclosure requirements will be effective for the Company’s fiscal year ending April 30, 2007 and the interim period disclosure requirements will be effective beginning with the Company’s second quarter of the fiscal year ending April 30, 2006.

NOTE 10. ISSUANCE OF RESTRICTED STOCK TO DIRECTORS

During the quarter ended January 31, 2005, the Company issued 8,436 shares of its capital stock to three of the outside members of the Board of Directors as a portion of their compensation for their service on the Board. The shares were issued from treasury stock held by the Company and are “restricted securities” as defined by the rules of the Securities and Exchange Commission. The aggregate fair market value of these shares at the date of issuance of $27 (or $3.20 per share) has been recorded as compensation expense and the excess of the Company’s acquired cost over this fair market value, or $32, was charged directly to retained earnings.

NOTE 11. SUBSEQUENT EVENTS

In February 2005, the Company amended its secured loan and security agreement with a financial institution (see Note 4) to, among other things, increase the maximum borrowing base to $11,500, establish a subline of $1,300 to assist in funding the costs of implementing an integrated business system and extend the term of the facility to August 2008.  Borrowings under the subline will bear interest at the financial institution’s prime rate, plus 1.5%, and would mature in August 2008.

As a result of the Board of Directors believing that such action will save significant administrative costs, permit management to focus more completely on operational matters and enable the redeployment of those resources to create value for the shareholders; the Company, in February 2005, submitted its intent to withdraw from listing its common stock with the American Stock Exchange and filed an application for voluntary delisting with the Securities and Exchange Commission. The Company intends to file Form 15 with the Securities and Exchange Commission to terminate its reporting obligations under the rules and regulations of the Securities and Exchange Commission.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands)

QUARTER ENDED JANUARY 31, 2005 (“THIRD QUARTER OF FISCAL 2005”) COMPARED TO THE QUARTER ENDED JANUARY  31, 2004 (“THIRD QUARTER OF FISCAL 2004”)

Net sales for the Third Quarter of Fiscal 2005 increased by $731, or 8.1%, compared to the Third Quarter of Fiscal 2004 despite the loss of sales of $260 resulting from a weighted-average seven fewer retail shops since the Third Quarter of Fiscal 2004.  This was because same-shop (shops open one year or more) sales increased by $792, or 9.7%, with one more sales day in the Third Quarter of Fiscal 2005 versus the Third Quarter of Fiscal 2004; and the combined sales from the Company’s fleet and truck center and commercial coatings operations increased by $199.

The gross profit margin percentage increased to 13.1% in the Third Quarter of Fiscal 2005 from 7.3% in the Third Quarter of Fiscal 2004. The increase in gross margin percentage was primarily due to the overall reduction in the components of cost of sales which were proportionally greater than the increase in net sales.

Selling general and administrative expenses decreased as a percentage of sales to 24.3% in the Third Quarter of Fiscal 2005 from 26.3% in the Third Quarter of Fiscal 2004 reflecting that the slight absolute dollar reduction of $2 was proportionally greater when compared to the increase in sales.

Interest expense was $194 in the Third Quarter of Fiscal 2005, as compared to $208 in the Third Quarter of Fiscal 2004, and relates primarily to life insurance loans, financing for letters of credit requirements and the amortization of deferred financing costs related to the Company’s secured credit facility (see Note 4 to the Condensed Consolidated Financial Statements).

The Company provides for federal income taxes based on an estimated effective annual rate.  The Company provides for state income taxes for state jurisdictions where the Company expects to pay taxes.

NINE MONTHS ENDED JANUARY 31, 2005 (“FIRST NINE MONTHS OF FISCAL 2005”) COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2004 (“FIRST NINE MONTHS OF FISCAL 2004”)

Net sales for the First Nine Months of Fiscal 2005 decreased by $244, or 0.7%, compared to the First Nine Months of Fiscal 2004 due primarily to the loss of sales of $1,316 resulting from a weighted-average eight fewer retail shops since the First Nine Months of Fiscal 2004.  However, same-shop (shops open one year or more) sales increased by $673, or 2.1%, with one less sales day in the First Nine Months of Fiscal 2005 versus the First Nine Months of Fiscal 2004; and the combined sales from the Company’s fleet and truck center and commercial coatings operations increased by $399.

The gross profit margin percentage increased to 23.6% in the First Nine Months of Fiscal 2005 from 19.4% in the First Nine Months of Fiscal 2004.  The increase in gross margin percentage was primarily due to the overall reduction in the components of cost of sales (particularly insurance expense), which were proportionally greater than the decrease in net sales.  During the First Nine Months of Fiscal 2005 insurance expense decreased from the First Nine Months of Fiscal 2004 primarily as a result of favorable claims experience in both group medical insurance and workers compensation.  Insurance expense in cost of sales totaled $2,785 and $3,891 during the First Nine Months of Fiscal 2005 and Fiscal 2004, respectively.

Selling, general and administrative expenses decreased by $193 in absolute dollars and as a percentage of sales in the First Nine Months of Fiscal 2005 from the First Nine Months of Fiscal 2004 reflecting reductions that were proportionally greater than the decrease in net sales.

Interest expense was $555 in the First Nine Months of Fiscal 2005 as compared to $499 in the First Nine Months of Fiscal 2004, and relates primarily to financing for letters of credit requirements, life insurance loans and, commencing in the Second Quarter of Fiscal 2004, the amortization of deferred financing costs related to the Company’s secured credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  This amortization totaled $345 in the First Nine Months of Fiscal 2005 and $173 in the First Nine Months of Fiscal 2004.

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

As of January 31, 2005, the Company had current assets of $8,107 and current liabilities of $6,549 for a net working capital of $1,558. During the First Nine Months of Fiscal 2005, net cash provided by operating activities was $499, compared with $677 net cash used in the First Nine Months of Fiscal 2004, and capitalized expenditures were $506 in the First Nine Months of Fiscal 2005. The Company expects that future cash flow from operations will be enhanced by these capital additions. During the year ending

April 30, 2005, the Company plans to perform various capital improvements and commence the implementation of an integrated business information system for an estimated cost of approximately $1,000 (see Note 11 to the Condensed Consolidated Financial Statements).

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

The Company arranges for the issuance of standby letters of credit to the benefit of its insurance carriers primarily for the unfunded portion of estimated workers compensation liabilities over different policy years. At January 31, 2005, this arrangement was made with a financial institution pursuant to its secured line and letters of credit facility with the Company (see Note 10 to the Condensed Consolidated Financial Statements).

As of January 31, 2005, the Company owned 43 parcels of real estate, including the Company’s paint factory and warehouse, which secure the Company’s revolving line and letter of credit facility (see Note 4 to the Condensed Consolidated Financial Statements); and, in management’s opinion, based on the most recent appraisals on certain real properties and other valuation estimates, have an aggregate market value of over $20,000. The company has received limited environmental assessments on some of the real properties which, as of the date of each respective report, indicated no significant environmental issues; however, there is no assurance that the real properties are free of environmental concerns which could impact the valuation estimate. The Company believes that it has, or has the ability to have, the liquidity and capital resources necessary to meet its cash needs for the foreseeable future.

During the fourth quarter of Fiscal 2003, the Company engaged an investment banking firm as its exclusive financial advisor with respect to the evaluation, report and recommendation to the Board of Directors of strategic options designed to maximize shareholder value. In May 2004, the Company announced it had executed a Letter of Intent (“LOI”) for the sale of all of the Company’s issued and outstanding shares to Elden Holding Group, LLC (“Elden”), for $15,000 plus assumption of certain transaction and related costs and expenses.  In August 2004, the Company announced that it had elected to terminate the LOI with Elden.  In January 2005, the Company terminated the retention of the investment banking firm as its exclusive financial advisor, and is no longer soliciting any opportunities to sell or to enter into a business combination with another company.

As of January 31, 2005, the Company had recorded net deferred income tax assets totaling $1,941, which realization would require a significant increase from Fiscal 2004 taxable income to approximately $5,708. The Company believes, however, that because of the relatively long 20-year expiration period of its federal net operating loss carryforward, combined with its ability to devise tax-planning strategies involving the sales of owned real estate, it is more likely than not that the net deferred income tax assets will be realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2005, the Company had no significant exposure to the market risks related to changes in currency exchange rates, commodity prices and equity values. The Company could be exposed to interest rate risk under its credit facility with a financial institution since any cash borrowings will bear interest at the financial institution’s prime rate, plus 1.5% to 4% (see Note 4 to the Condensed Consolidated Financial Statements).

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

Forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the Company’s past experience or current expectations. The following are some of the risks and uncertainties that may impact the forward-looking statements: the recent trend in quarterly increases in the Company’s same-shop sales may not continue or be sustainable, the impact of the Company’s retail paint and body shop closures and operational restructuring, the effect of weather, the effect of economic conditions, the impact of competitive products, services, pricing, capacity and supply constraints or difficulties, changes in laws and regulations applicable to the Company, the impact of advertising and promotional activities, the impact of the Company’s expansion of its fleet services, new product rollout and Quality Fleet & Truck Centers, commercial coatings business, the potential adverse effects of certain litigation, financing, insurance or lending constraints, the impact of various tax positions taken by the Company0, the outcome of the Company’s application for delisting from the American Exchange and deregistration under the Exchange Act, uncertainty whether trading in the Company’s capital stock will continue on the Pink Sheets or any other forum after delisting and deregistration, whether the Company will realize significant savings from the termination of public reporting or successfully re-allocate management resources, and the other factors discussed in the Company’s reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

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

10(a)       Amendment, dated December 10, 2004, to the Earl Scheib, Inc. Modified Executive Retention and Incentive Plan, filed as Exhibit 10(a) in the Registrant’s 10-Q Quarterly Report for the quarterly period ended October 31, 2004, and hereby incorporated herein by reference.

10(b)       Amendment No. 5, dated February 2, 2005, to the Wells Fargo Foothill/Earl Scheib Loan and Security Agreement..

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

EARL SCHEIB, INC.
Registrant

March 15, 2005	/s/ Christian K. Bement
Dated	Christian K. Bement, President and
Chief Executive Officer

March 15, 2005	/s/ Charles E. Barrantes
Dated	Charles E. Barrantes, Vice President and
Chief Financial Officer